Form 10-K
period 1993-12-31
ITT FINANCIAL CORP
filed 1994-03-29
CIK 52825

                        -------------
                        ITT FINANCIAL
                         CORPORATION
                        -------------


- ------------------------------------------------------------------------

                                     SECURITIES AND EXCHANGE COMMISSION

                                                 Washington, D.C. 20549

- ------------------------------------------------------------------------

                                               A N N U A L  R E P O R T

                                                               O N

                                                       F O R M  1 0 - K

          Pursuant to Section 13 of the Securities Exchange Act of 1934

                                For Fiscal Year Ended December 31, 1993

- ------------------------------------------------------------------------

- ------------------------------------------------------------------------
                                NOTICE

  This document is a copy of the Annual Report filed by the Corporation with the Securities and Exchange Commission and the New York Stock Exchange. It has not been approved or disapproved by the Commission nor has the Commission passed upon its accuracy or adequacy.
- ------------------------------------------------------------------------

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                                          COMMISSION FILE NUMBER 1-7437
                              ----------

                               FORM 10-K

    (Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1993

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                              ----------

                       ITT FINANCIAL CORPORATION

INCORPORATED IN THE STATE OF DELAWARE                      43-0815676

                                                         (I.R.S. Employer
                                                        Identification No.)

                     (Principal Executive Offices)

                      645 MARYVILLE CENTRE DRIVE
                       ST. LOUIS, MO. 63141-5832
                    TELEPHONE NUMBER: 314-542-3636

                              ----------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


  8 7/8% Senior Debentures Due 2003.................       Registered on
                                                       New York Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 None

                              ----------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No     .
                                                             ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  As of March 11, 1994, there were outstanding ten (10) shares of common stock, par value $100 per share, of the registrant, all of which are owned by ITT Corporation.

- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

                           TABLE OF CONTENTS

            ITEM                                                                                                            PAGE
            ----                                                                                                            ----


  PART           1.  Business.............................................................................................      1
    I            2.  Properties...........................................................................................     10
                 3.  Legal Proceedings....................................................................................     10
                 4.  *

  PART           5.  Market for Registrant's Common Equity and Related Stockholder Matters................................     11
   II            6.  *
                 7.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations**.....................................................................................     11
                 8.  Financial Statements and Supplementary Data..........................................................     12
                 9.  Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................................     12

  PART          10.  *
   III          11.  *
                12.  *
                13.  *

  PART          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................     13
   IV                Signatures...........................................................................................    2-1

                     Exhibit Index........................................................................................    2-2

                     Ratios of Earnings to Fixed Charges..................................................................    2-3

                     Consent of Independent Public Accountants............................................................    2-4

- -----

 *Omitted pursuant to General Instruction J(2)(a) or (c) of Form 10-K.

**Item prepared in accordance with General Instruction J(2)(a) of Form
  10-K.

                     INDEX TO FINANCIAL STATEMENTS

Report of Management............................................... F-1

Report of Independent Public Accountants........................... F-2

Consolidated Income, Consolidated Retained Earnings (Deficit) and
Consolidated Capital Surplus for the three years ended
 December 31, 1993................................................. F-3

Consolidated Balance Sheets as of December 31, 1993 and 1992....... F-4

Consolidated Cash Flows for the three years ended December 31, 1993 F-5

Consolidated Term Debt as of December 31, 1993 and 1992............ F-6

Notes to Financial Statements...................................... F-7

                INDEX TO FINANCIAL STATEMENT SCHEDULES

   All schedules have been omitted because either they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.

                                  (i)

                                PART I

ITEM 1.
                               BUSINESS

THE COMPANY

  ITT Financial Corporation ("Financial" or "Company") is a Delaware corporation with headquarters at 645 Maryville Centre Drive, St. Louis, Missouri 63141-5832. It is the successor by merger in 1974 to ITT Aetna Corporation and ITT Thorp Corporation, both Delaware corporations established in 1964 and 1968, respectively. All of the Company's outstanding stock is owned directly by ITT Corporation, a Delaware corporation ("ITT"). Unless the context otherwise indicates, references to Financial or to the Company include ITT Financial Corporation and its subsidiaries.

  Financial is a holding company offering a variety of financial services to individuals and businesses, including: first mortgages, home equity and consumer loans; inventory and accounts receivable financing; commercial equipment loans and leasing; commercial real estate loans; and related insurance products.

  Financial's services are offered to individuals and businesses in the United States, the Commonwealth of Puerto Rico, the U. S. Virgin
Islands, the Netherlands Antilles, Aruba and Panama. Commercial finance operations also are conducted in Canada and the United Kingdom through subsidiaries of ITT, which are not consolidated herein.

OPERATIONS

  Financial's consumer markets are served through the following product offerings and operating companies:

    Consumer Real Estate: First-mortgage financing for one-to-four family residential properties, including lending, portfolio management, secondary marketing and mortgage servicing, are provided by ITT Residential Capital Corporation. In addition, the corporation also provides mortgage servicing to other home loan originators and savings and loan services through ITT Federal Bank, fsb ("Savings Bank").

    ITT Consumer Financial Corporation is a home equity lending business which generates loans through 10 retail offices under the name "ITT Financial Services," and buys wholesale loans through broker referral offices and correspondent financial institutions.

    Small Loans and Sales Finance: Unsecured small loans and sales financing to consumers are offered in the Commonwealth of Puerto Rico, the U. S. Virgin Islands, the Netherlands Antilles and Aruba by subsidiaries identified by local variations of the name "Island Finance Corporation" and in Panama by a subsidiary bearing the name "Financiera El Sol".

  The Company's commercial markets are served through the following product offerings and operating companies:

    Inventory Financing: ITT Commercial Finance Corp. provides inventory, accounts receivable and other asset-based financing to manufacturers, distributors and retail dealers of computers and computer peripherals; industrial equipment; manufactured housing; recreational vehicles; consumer electronics and appliances; marine products; motorcycles; keyboards and musical instruments; and office automation equipment. Operations are conducted in the U. S. and also in Canada and the United Kingdom through subsidiaries of ITT.

    Equipment, Other Loans and Real Estate: ITT Commercial Installment Lending Group provides: financing for the acquisition and leasing of capital assets, primarily to the trucking, construction, printing and waste management industries; loans guaranteed by the
    U. S. Small Business Administration to start-up and growing businesses; and commercial mortgage financing, primarily in the areas of anchored shopping centers, medical office buildings and apartments.

  Financial's insurance activities are conducted by the Lyndon Insurance Group ("Lyndon"). Credit life and credit accident and health insurance, credit-related property insurance and involuntary unemployment insurance is offered to borrowers in connection with Financial's lending activities. Also, Lyndon reinsures risks not related to Financial's lending activities from other life and health insurance companies.

  On December 31, 1993, Financial employed approximately 5,000 persons, none of whom are represented by labor unions.

  Certain 1992 and 1991 items herein have been reclassified to conform to the 1993 presentation.

  Revenues by type of activity and income are shown below:


                                                                                    YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------------------

                                                                       1993                   1992                  1991
                                                                       ----                   ----                  ----

                                                                                  (DOLLAR AMOUNTS IN MILLIONS)


REVENUES-

  Consumer Finance...........................................   $  650.1       41%     $1,042.8      52%      $1,128.0      55%

  Related Insurance..........................................      250.8       16         328.3      16          355.9      18
                                                                --------      ---      --------     ---       --------     ---

                                                                   900.9       57       1,371.1      68        1,483.9      73
                                                                --------      ---      --------     ---       --------     ---

  Commercial Finance.........................................      484.4       30         473.8      24          445.3      22

  Related Insurance..........................................        9.5        1          11.8       1           12.3       1
                                                                --------      ---      --------     ---       --------     ---

                                                                   493.9       31         485.6      25          457.6      23
                                                                --------      ---      --------     ---       --------     ---

  Reinsurance................................................       72.6        4         106.5       5           57.8       3

  Servicing..................................................       88.3        6          26.5       1            8.4       -

  Other......................................................       33.9        2          10.6       1           18.8       1
                                                                --------      ---      --------     ---       --------     ---

                                                                   194.8       12         143.6       7           85.0       4
                                                                --------      ---      --------     ---       --------     ---

                                                                $1,589.6      100%     $2,000.3     100%      $2,026.5     100%
                                                                --------      ---      --------     ---       --------     ---

NET INCOME BEFORE ADJUSTMENTS................................   $  183.7               $  107.2               $   78.1

GAIN ON SALE OF CONSUMER LOANS HELD FOR REPOSITIONING........       62.7                     -                      -

EXTRAORDINARY ITEM...........................................      (49.5)                    -                      -

SPECIAL PROVISION............................................         -                  (612.2)                    -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES......................         -                   (13.0)                    -
                                                                   -----               --------                  -----

NET INCOME (LOSS)............................................   $  196.9               $ (518.0)              $   78.1
                                                                --------               --------               --------

  See the Notes to Financial Statements for more information regarding the Gain on Sale of Consumer Loans Held for Repositioning,
Extraordinary Item, Special Provision and Accounting Changes.

SOURCES OF FUNDS

  In addition to funds provided from operations, Financial obtains funds through (i) unsecured commercial paper and other borrowings; (ii) unsecured term borrowings; and (iii) capital contributions from ITT. The Savings Bank and the Company's other depository institution, Lyndon Guaranty Bank of New York ("Bank"), accept deposit accounts which are insured up to $100,000 by the Federal Deposit Insurance Corporation. In addition, the Savings Bank obtains secured term borrowings from the Federal Home Loan Bank of San Francisco.

  Financial's weighted daily average interest rates on all borrowed funds (the face amount less applicable unamortized debt discount and premium) are computed by including with interest expense all other income and expense items related to debt and derivative products. Such rates during the periods indicated were:


                                                                         WEIGHTED DAILY AVERAGE INTEREST RATES
                                                       --------------------------------------------------------------------------
                                                                                                COMMERCIAL
                                                                                 TERM            PAPER AND        DEPOSITS AND
                  YEAR                                        TOTAL              DEBT           OTHER DEBT        CERTIFICATES
                  ----                                        -----              ----           ----------        ------------
                  1993................................        5.74%             7.32%              3.63%             3.64%

                  1992................................        6.70              8.45               4.37              4.98

                  1991................................        8.06              9.27               6.86              6.97

  Subsequent to December 31, 1993, Financial and ITT replaced their credit lines supporting commercial paper with $7 billion of credit lines with 65 domestic and foreign banks. Financial's lines were comprised of a Three-Year Competitive Advance and Revolving Credit Facility Agreement and a 364-Day Competitive Advance and Revolving Credit Facility Agreement in the amounts of $1 billion and $3 billion, respectively. The three-year agreement requires the Company to maintain stockholder equity of not less than $750.0 million. None of the Company's bank lines contain "material adverse change" clauses.

  See "Commercial Paper and Other Debt" in the Notes to Financial
Statements for additional information regarding these items.


CONSUMER FINANCE

  The Company's consumer finance business consists primarily of the origination and servicing of first mortgages, home equity loans, unsecured loans and sales finance. First mortgage and home equity loans are made in the United States to qualified consumers for the purchase of a home, to refinance an existing first mortgage, to consolidate debts, finance education expenses or make home improvements. Unsecured consumer small loans are made and sales finance activity is conducted in the Caribbean Basin. Loans are made to applicants whose income and credit reputation warrant such loans and are limited to amounts the Company believes to be within the borrower's ability to repay.

  On June 3, 1993, the sale of the domestic consumer small loan portfolio (consumer loans held for repositioning) was completed. As a result of the sale, the Company's domestic emphasis has shifted to secured consumer lending, namely first mortgage loans and home equity products. Reference is made to "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information concerning the sale.

  The following table provides information regarding volume (exclusive of loans purchased in bulk*) and gross outstandings as of the dates indicated for the various consumer product lines offered by Financial:


                                                                             VOLUME                     GROSS OUTSTANDINGS
                                                                  ----------------------------     ---------------------------
                                                                     AMOUNT                           AMOUNT
                                                                  (MILLIONS OF      NUMBER OF      (MILLIONS OF     NUMBER OF
                    YEAR ENDED DECEMBER 31,                         DOLLARS)         ACCOUNTS        DOLLARS)        ACCOUNTS
                    -----------------------                       ------------      ---------      ------------     ---------
CONSUMER REAL ESTATE

  1993..........................................................    $2,101.9          13,271         $2,363.0         52,848

  1992..........................................................       710.3          13,332          2,079.3         60,950

  1991..........................................................       593.0          16,780          1,868.3         63,510

CONSUMER LOANS AND SALES FINANCE**

  1993..........................................................    $1,431.6         527,270         $1,257.5        580,762

  1992..........................................................     1,368.2         518,395          1,136.6        556,224

  1991..........................................................       915.2         418,437            919.5        546,652

ACCRUED INTEREST

  1993..........................................................                                     $   26.1

  1992..........................................................                                         35.0

  1991..........................................................                                         36.7

TOTAL CONSUMER FINANCE RECEIVABLES

  1993..........................................................    $3,533.5         540,541         $3,646.6        633,610

  1992..........................................................     2,078.5         531,727          3,250.9        617,174

  1991..........................................................     1,508.2         435,217          2,824.5        610,162

- -----

 *Volume includes first mortgage loans purchased in bulk.

**Excludes domestic unsecured consumer small loan and sales finance portfolios.


  Consumer finance receivables are generally repayable in equal consecutive monthly installments. Financial offers home equity and unsecured consumer small loans (except domestically) with terms ranging from 12 to 180 months, depending upon the type of loan and the law and regulations affecting maximum allowable terms.

  See "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for additional information regarding consumer finance receivables.

COMMERCIAL FINANCE

  The Company provides a variety of financial services to businesses including inventory and accounts receivable financing, loans and real estate financing.

  The Company makes loans to retail dealers and distributors to enable them to purchase inventory and, in conjunction with such inventory financing, also makes loans secured by accounts receivable. Commercial loans are made to customers to acquire capital equipment or to provide working capital. The Company's leasing activities consist of leasing income producing equipment, generally non-cancellable by the lessee. Such loans and leases are secured primarily by machinery and equipment and have varying maturities and interest rates, depending upon the type of collateral and the creditworthiness of the customer. The Company's commercial real estate lending operations consist of loans secured by income-producing real estate and construction financing.

  The following table provides certain information regarding volume
(exclusive of loans purchased in bulk) and gross outstandings as of the dates indicated for the various commercial product lines operated by
Financial:


                                                                                      GROSS
                                                                     VOLUME           AMOUNT
                                                                     AMOUNT        OUTSTANDING                       AVERAGE
                                                                  (MILLIONS OF     (MILLIONS OF     NUMBER OF        ACCOUNT
          YEAR ENDED DECEMBER 31,                                   DOLLARS)         DOLLARS)        ACCOUNTS        BALANCE
          -----------------------                                 ------------     -----------      ---------        -------
INVENTORY FINANCE*

  1993..........................................................    $15,973.9        $1,766.8         14,451       $  202,439**

  1992..........................................................     12,755.3         2,764.9         16,325          169,368

  1991..........................................................      8,938.6         2,184.2         17,738          123,135

COMMERCIAL LOANS

 Equipment Loans and Leasing

  1993..........................................................    $   598.0        $1,095.0          4,194       $  261,085

  1992..........................................................        534.0           894.7          4,867          183,820

  1991..........................................................        366.5           694.3          4,804          144,528

 Small Business Loans

  1993..........................................................    $   102.2        $  118.6          2,120       $   55,938

  1992..........................................................        101.7            91.3          1,649           55,357

  1991..........................................................         78.2            82.9          1,459           56,838

 Other Commercial Loans

  1993..........................................................    $    39.5        $  113.6            163       $  696,828

  1992..........................................................         31.5           118.7             89        1,334,438

  1991..........................................................         49.3           143.9            203          708,759

 Total Commercial Loans

  1993..........................................................    $   739.7        $1,327.2          6,477

  1992..........................................................        667.2         1,104.7          6,605

  1991..........................................................        494.0           921.1          6,466

COMMERCIAL REAL ESTATE LOANS

  1993..........................................................    $   331.9        $1,321.6            563       $2,347,385

  1992..........................................................        253.2         1,372.9            610        2,250,623

  1991..........................................................        214.0         1,312.4            629        2,086,486

ACCRUED INTEREST

  1993..........................................................                     $   10.7

  1992..........................................................                         15.5

  1991..........................................................                         25.7

TOTAL COMMERCIAL FINANCE RECEIVABLES

  1993..........................................................    $17,045.5        $4,426.3         21,491

  1992..........................................................     13,675.7         5,258.0         23,540

  1991..........................................................      9,646.6         4,443.4         24,833

- -----

 *Includes accounts receivable financing gross outstandings of $329.8 million, $469.1 million and $107.3 million at December 31, 1993, 1992 and 1991, respectively.

**Calculated on the total amount of gross outstanding herein and the aggregate unpaid balance of inventory finance receivables securitized and sold at December 31, 1993.

  The decrease in the inventory finance gross outstandings in 1993 is due to the sale of $1.2 billion of receivables. See "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information regarding finance receivables securitized and sold. The increases in the amount and the average account balance of commercial equipment loans and leasing were the result of the Company's emphasis on attracting more creditworthy customers with higher loan balances combined with a reduction in the borrowers' traditional sources of available financing.

  Approximately 90% of the total number and 92% of the total dollar volume of commercial loans and commercial real estate loans made during the year ended December 31, 1993 had maturities of 120 months or less.


PORTFOLIO SERVICING

  In addition to its financing activities, the Company services mortgage loans, inventory finance receivables and Small Business
Administration loans. The Company also provides floorchecking and receivable processing services. At December 31, 1993, 1992 and 1991, the amounts of portfolios serviced by category are as follows:

                                                                       1993                    1992                    1991
                                                                       ----                    ----                    ----

                                                                                       (MILLIONS OF DOLLARS)

                  Mortgage Loans*.............................       $6,876.3                $2,045.5                 $338.2

                  Floorchecking/Receivable Processing.........        1,616.5                   364.3                  323.4

                  Small Business Administration Loans.........          445.2                   319.4                  277.7
                                                                     --------                --------                 ------

                    Total.....................................       $8,938.0                $2,729.2                 $939.3
                                                                     --------                --------                 ------

- -----

*Excluding subservicing.


     The increase, in 1993, in the amount of portfolios serviced was primarily due to the purchase of mortgage servicing rights and the sale of $1.2 billion of inventory finance receivables with servicing retained. Reference is made to "Acquisitions and Sale of Assets" below and "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information regarding finance receivables securitized and sold.

  The increase in the amount of portfolios serviced in 1992 was primarily due to the acquisition of a residential mortgage servicing operation.

CREDIT LOSS EXPERIENCE

  Reserve for Credit Losses: Effective December, 1993, consumer finance receivables (except those secured by real estate) are written off by a charge against the reserve for credit losses when considered to be uncollectible or when they are over 180 days contractually past due. Historically, consumer finance receivables (except those secured by real estate) were written off by a charge against the reserve for credit losses when considered to be uncollectible or when they were past due over 180 days on a recency basis or over 720 days by contractual terms. A full original contractual payment in the aggregate was required to reduce delinquency. The Company reserved for the estimated uncollectible portion of bankrupt consumer accounts and charged-off uncollectible balances after discharge.

  Commercial finance receivables, except inventory financing, and consumer finance receivables secured by real estate are generally written down to the value of the collateral by a charge against the reserve for credit losses when repossession of the collateral actually occurs or is deemed likely. Inventory finance receivables are written off by a charge against the reserve for credit losses when considered to be uncollectible or when they are over 180 days contractually past due.

  The following table shows information related to the credit loss experience, excluding domestic consumer small loans and sales finance, for the periods indicated:



                                               GROSS CHARGE-OFFS        RECOVERIES          NET CHARGE-OFFS
                                        ----------------------------       FROM          ------------------------
                                                             % OF       RECEIVABLES                      % OF
                                                           AVERAGE      PREVIOUSLY                     AVERAGE
                                                             NET          CHARGED                        NET
YEAR ENDED DECEMBER 31,                      AMOUNT      RECEIVABLES        OFF          AMOUNT      RECEIVABLES     PROVISION
- -----------------------                      ------      -----------    -----------      ------      -----------     ---------
                                                                       (DOLLAR AMOUNTS IN MILLIONS)
  CONSUMER

    1993................................     $ 89.2         2.54%          $ 8.3         $ 80.9         2.30%          $ 68.1

    1992................................       61.1         2.28             7.4           53.7         2.01             84.3

    1991................................       54.9         2.31             5.4           49.5         2.09             39.8


  COMMERCIAL

    1993................................     $ 87.7         1.78%          $ 9.4         $ 78.3         1.59%          $ 38.5

    1992................................       73.3         1.60            10.6           62.7         1.37            141.2*

    1991................................       54.0         1.41            13.4           40.6         1.06             47.2


  TOTAL

    1993................................     $176.9         2.10%          $17.7         $159.2         1.89%          $106.6

    1992................................      134.4         1.85            18.0          116.4         1.60            225.5

    1991................................      108.9         1.76            18.8           90.1         1.45             87.0


- -----

*Including a special provision of $68.8 million.

  Consumer charge-offs, in 1993, increased primarily as a result of the standardization of collection policies and centralization of repossession and foreclosure activities relative to the consumer home equity portfolio. In addition, effective December, 1993, the Company implemented a charge-off policy whereby consumer finance receivables (except those secured by real estate) over 180 days contractually past due are charged-off.

  Commercial charge-offs in 1993 and 1992 increased principally as a result of the depressed condition of the commercial real estate market and in 1993 due to a change in strategy from holding properties for long-term resolution to one of near-term liquidation.

PORTFOLIO CONDITION

  The following tables contain information as to the portfolio condition of finance receivables excluding domestic consumer small loans and sales finance in 1992 and 1991 as of the dates indicated:


                                                                          YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------

                                               1993          1992           1991           1993          1992           1991
                                               ----          ----           ----           ----          ----           ----

EARNING DELINQUENCY*-61 DAYS OR MORE                                                       PERCENTAGE OF RELATED INSTALLMENT
(Installment Finance Receivables, Gross)          DOLLAR AMOUNTS IN MILLIONS                  FINANCE RECEIVABLES, GROSS
- ----------------------------------------   ---------------------------------------   --------------------------------------------


Consumer..................................    $122.6        $132.0         $153.8         3.39%          4.10%         5.52%

Commercial................................      12.5          16.4           12.4          .47            .66           .55
                                              ------        ------         ------

  Total...................................    $135.1        $148.4         $166.2         2.16           2.61          3.31
                                              ------        ------         ------


- -----

*Delinquency is measured on a contractual basis.

  Earning delinquency decreased in 1993 and 1992 as a result of intensive collection efforts and charge-offs in the consumer portfolio.

  At December 31, 1993, 1992 and 1991, inventory finance receivables which were earning and delinquent 61 days or more amounted to $.8 million, $1.7 million and $1.9 million or .03%, .06% and .09% of related inventory finance receivables, respectively.


                                                                          YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------

                                               1993          1992           1991           1993          1992           1991
                                               ----          ----           ----           ----          ----           ----

NON-EARNING* FINANCE                                                                             PERCENTAGE OF RELATED
RECEIVABLES, NET                                  DOLLAR AMOUNTS IN MILLIONS                   FINANCE RECEIVABLES, NET
- ---------------------                    -----------------------------------------    -------------------------------------------


Consumer

  Bankrupt................................    $ 68.1        $ 79.5         $ 66.6         2.10%          2.81%         2.70%

  Other...................................     135.4         126.5           64.8         4.17           4.46          2.62
                                              ------        ------         ------         ----           ----          ----

                                               203.5         206.0          131.4         6.27%          7.27%         5.32%
                                              ------        ------         ------         ----           ----          ----

Commercial

  Bankrupt................................      28.8          39.8           43.9         0.68%          0.78%         1.03%

  Other...................................     137.3         235.5          231.4         3.25           4.65          5.40
                                              ------        ------         ------         ----           ----          ----

                                               166.1         275.3          275.3         3.93%          5.43%         6.43%
                                              ------        ------         ------         ----           ----          ----

Total

  Bankrupt................................      96.9         119.3          110.5         1.30%          1.51%         1.64%

  Other...................................     272.7         362.0          296.2         3.65           4.58          4.38
                                              ------        ------         ------         ----           ----          ----

    Total Non-Earning.....................    $369.6        $481.3         $406.7         4.95%          6.09%         6.02%
                                              ------        ------         ------         ----           ----          ----

- -----

*Bankrupt receivables presented in non-earning above include some bankrupt accounts which are still earning in accordance with Company policy.


                                                                          YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------

                                               1993          1992           1991           1993          1992           1991
                                               ----          ----           ----           ----          ----           ----

                                                                                          PERCENTAGE OF FINANCE RECEIVABLES,
                                                  DOLLAR AMOUNTS IN MILLIONS                    NET PLUS REPOSSESSIONS
                                          ----------------------------------------    -------------------------------------------


REPOSSESSIONS/OPERATING ASSETS............    $136.4        $157.2         $113.4         1.78%          1.94%         1.64%
                                              ------        ------         ------         ----           ----          ----

  The decrease in commercial non-earning receivables in 1993 is primarily a result of the sale of certain commercial real estate receivables. The reduction in repossessions/operating assets in 1993 is due to the sale of certain commercial real estate properties partially offset by an increase in consumer home equity repossessions.

  In 1992, the increases in non-earning receivables and repossessions/ operating assets were primarily due to the weak U. S. economy and the depressed commercial real estate market.

MORTGAGE-BACKED SECURITIES

  In conjunction with its lending operations, Financial purchased during 1993, 1992 and 1991, $1,456.9 million, $298.4 million and $128.6 million, respectively, of mortgage-backed securities. At December 31, 1993, 1992 and 1991, mortgage-backed securities held by the Company amounted to $1,425.9 million, $763.9 million and $487.4 million, respectively. (The amounts above exclude mortgage-backed security investments by Lyndon.)

  See "Investment Securities" in the Notes to Financial Statements for additional information regarding mortgage-backed securities.

INSURANCE ACTIVITIES

  Financial's insurance activities are conducted by Lyndon through four wholly-owned domestic insurance subsidiaries and one wholly-owned Bermuda insurance subsidiary. Lyndon's principal products are credit-related, but it also writes non-credit related products and surety insurance.

  Lyndon also reinsures risks that are not related to the Company's finance operations. Pursuant to reinsurance agreements with nonaffiliated insurers, Lyndon reinsures ordinary, industrial and interest-sensitive life insurance, group life, accident and health insurance, disability insurance and individual and group annuities. Under these reinsurance agreements Lyndon assumes a share of the risk on specified blocks of business and participates in the results of the business so reinsured.

  Lyndon's investments consist primarily of bonds and notes issued by corporations, by state and local governments in the United States, by the United States and government agencies and authorities; asset-backed securities and marketable equity securities. Such investments totaled $1,566.9 million, $2,120.3 million and $2,026.0 million at December 31, 1993, 1992 and 1991, respectively.

  See "Investment Securities" in the Notes to Financial Statements for additional information regarding Lyndon's securities and the investment portfolio decline in 1993.


COMPETITION

  The Company competes on the basis of customer service, interest rates and finance charges. Its consumer operations compete with other consumer finance companies, mortgage companies, depository institutions and retail establishments. Similarly, the Company's commercial operations compete with depository institutions and other finance companies, some of which are affiliated with major manufacturers. Legislation has been introduced from time to time in the United States Congress and in several state legislatures that could have an impact on competition within the financial services industry.

REGULATION

  The Company's consumer finance activities are extensively regulated at both the state and federal levels. In addition to state licensing requirements, state laws regulate interest rates and other authorized charges, loan maturities, the maximum amount of individual loans as well as the form and content of the legal documentation used in each transaction and the collection remedies generally available to creditors. Federal regulations include (i) The Truth-in-Lending Act which regulates the substance of and sequence of required disclosure information provided to the consumer and advertising materials; (ii) The Equal Credit Opportunity Act which prohibits discrimination in granting credit based upon the consumer's race, color, religion, national origin, sex, age, marital status and other factors; (iii) The Fair Credit Reporting Act which regulates the activities of credit reporting agencies and the users of credit reports, restricts the use of information derived from credit bureau files for marketing purposes and provides rights to consumers affected by such reports; (iv) The Real Estate Services Procedures Act which regulates settlement cost disclosures and other fees related to the origination of mortgage loans; and (v) The Home Mortgage Disclosure Act which requires the reporting of certain data regarding mortgage applicants.

  The Bank and Savings Bank are subject to federal and state laws and regulations governing depository institutions. In addition, the Bank statutorily is prohibited from engaging in any additional banking activity and its growth statutorily is restricted to 7% per year of average total assets. Financial, as a savings and loan holding company, is subject to federal and state laws and regulations governing unitary savings and loan holding companies. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and The Federal Deposit Insurance Corporation Improvement Act of 1991 provide the various governmental agencies which regulate banks and thrifts with additional and strengthened enforcement powers and, in general, reflects the greater scrutiny being given to the operations of depository institutions by the various agencies.

  The Company's commercial finance activities, while less regulated overall, remain subject to state regulations which, in a few instances, restrict the interest rates or finance charges that can be charged to its commercial customers. In some jurisdictions, the Company's commercial lending activities are subject to examination by state regulatory agencies.

  State laws extensively regulate Lyndon's insurance operations, including, but not limited to, premium rates, the licensing of insurers and their authorized agents, policy forms, advertising and promotional materials, the form and content of the insurer's financial statements, reserve requirements, reinsurance arrangements, permitted investments and minimum capital requirements. Financial, as an insurance holding company, is subject to state laws and regulations governing insurance holding companies.

  Several state regulators and private litigants have challenged the Company's practices with respect to the sale of certain insurance products to its consumer borrowers as well as compliance with specific consumer lending laws and regulations. These matters are reflective of regulatory scrutiny of consumer lending and insurance operations. See "Litigation" below.

LITIGATION

  Financial is plaintiff and defendant in numerous legal proceedings, arising in the normal course of its business, which involve the collection of accounts, the validity of liens and damage or loss claims under various types of insurance. Proceedings in which the Company or its subsidiaries are defendants often involve numerous allegations. Several of these proceedings purport to be class actions alleging improper consumer loan deferrals or the unauthorized sale of and/or the involuntariness of the purchase of certain insurance products made available by the Company to its consumer borrowers.

  There are various other lawsuits pending against the Company and its subsidiaries, some of which include claims for substantial amounts. While no assurances can be made as to the ultimate outcome of any particular action, management believes that meritorious defenses are generally available and the aggregate liability, if any, likely to result therefrom, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Financial.

PROPERTY

  All space occupied by Financial is leased with lease periods generally ranging from one to fifteen years.

ACQUISITIONS AND SALES OF ASSETS

  Financial from time to time may increase or decrease its assets through bulk purchases or sales. It is the present intention of Financial's management to continually evaluate possible future acquisitions or sales of assets.

  On June 3, 1993, the sale of the domestic unsecured consumer small loan portfolio (consumer loans held for repositioning) was completed. As a result, a pre-tax gain of $95 million was recognized in the second quarter of 1993.

  During 1993, Financial securitized $2.4 billion of finance receivables, of which $1.2 billion were sold. Financial remains as servicer for which it is paid a servicing fee and retains excess servicing cash flows. At December 31, 1993, the aggregate unpaid balance of such securities was $2.2 billion.

  In December, 1993, Financial sold to ITT $358.7 million of subordinated mortgage-backed securities. In return, ITT executed a promissory note payable to Financial for a like amount. Principal payments shall be credited monthly against the outstanding principal amount of the note equal to the amount of cash actually received on behalf of ITT from the securities. The note shall bear and accrue interest on a monthly basis at the rate per annum equal to the average of the daily 90 day Libor rate for the month of calculation plus 50 basis points, both for the actual number of days outstanding during the monthly interest period. Such monthly interest shall be payable quarterly. The note matures on December 31, 2003.

  Reference is made to "Finance Receivables and Consumer Loans Held for Repositioning" and "Transactions with Affiliates" in the Notes to Financial Statements for further information.

ITEM 2.
                              PROPERTIES

  See "Item 1-Property".

ITEM 3.
                           LEGAL PROCEEDINGS

  See "Item 1-Litigation".

                                PART II

ITEM 5.
               MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS

  All of Financial's stock is owned by ITT. There is no market for Financial's common stock.

ITEM 7.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(Prepared in accordance with General Instruction J(2)(a) of Form 10-K.)

  Reference is made to the statement of Consolidated Income. The term "finance receivables" as used under this item includes receivables relative to ITT Financial's continuing businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending and consumer lending in the Caribbean).

 RESULTS OF OPERATIONS

  An analysis of the increase in net income before extraordinary item and cumulative effect of accounting changes for 1993 from 1992 follows
(thousands of dollars):


                  Net income increased (decreased) due to:


                    Change in finance charges and fees........................................................       $(366,812)

                    Change in interest expense................................................................          93,200

                    Change in insurance premiums..............................................................         (52,671)

                    Change in investment income...............................................................         (72,073)

                    Change in servicing and other income......................................................          80,866

                    Change in operating expense...............................................................         120,035

                    Change in provision for credit losses.....................................................         291,014

                    Change in insurance benefits..............................................................          21,144

                    Gain on sale of consumer loans held for repositioning.....................................          95,000

                    Special provision.........................................................................         928,242

                    Change in applicable income tax...........................................................        (386,647)
                                                                                                                     ---------

                                                                                                                     $ 751,298
                                                                                                                     ---------
 EXTRAORDINARY ITEM

                    Provision for loss on retirement of debt..................................................       $ (49,500)
                                                                                                                     ---------

 OPERATIONS

  Finance charges on finance receivables increased 9% in 1993 compared to 1992 primarily due to a higher level of average finance receivables, partially offset by a lower average portfolio yield, the result of lower market interest rates and a change in portfolio mix. However, finance charges relative to consumer loans held for repositioning decreased 71% due to the liquidation of the portfolio. This resulted in a net decline in finance charges of 25%. Reference is made to "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information concerning the portfolio sale.

  Interest expense decreased 14% in 1993 as compared to 1992 primarily due to lower rates of interest.

  Insurance premiums decreased 24% in 1993 compared to 1992 primarily due to a lower number of policies in force as a result of the liquidation of consumer loans held for repositioning and a reduction in premiums due to a lower level of non-captive reinsurance activities.

  Investment income decreased 27% in 1993 as compared to 1992 due to lower gains on the sale of investment securities, write downs on mortgage-backed securities and a lower portfolio yield, partially offset by the impact of a higher level of investments.

  Servicing and other income increased by 189% in 1993 over 1992 due to higher revenues from portfolio servicing activities, due in large part to the temporary servicing fees relative to the consumer loans sold and from finance receivables securitized and sold and the dividend on Alcatel Alsthom stock.

  Operating expense decreased 18% in 1993 compared to 1992 principally due to a reduction in operating expense on consumer loans held for repositioning as a result of the liquidation of this portfolio, cost efficiency programs and a reduction in expenses relative to a decline in non-captive reinsurance activities, partially offset by growth in volume and mortgage-backed securities in the continuing businesses and costs related to portfolio servicing activities.

  The provision for credit losses decreased 73% in 1993 as compared to 1992 as a result of the reserves established in the fourth quarter of 1992, for anticipated loan losses in the domestic unsecured consumer loan and commercial real estate portfolios. See "Accounting Policies:
Valuation Reserve" and "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information.

  Insurance benefits decreased 21% in 1993 as compared to 1992 as a result of a lower number of policies in force and a lower incurred loss experience on the captive business.

  Results of operations increased in 1993 compared to 1992 partially as a result of the special provision of $928.2 million recorded in the fourth quarter of 1992. See "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information.

 GAIN ON SALE OF CONSUMER LOANS HELD FOR REPOSITIONING

  On June 3, 1993, the sale of the domestic unsecured consumer small loan portfolio (consumer loans held for repositioning) was completed. As a result, a pre-tax gain of $95 million was recognized in the second quarter of 1993. Reference is made to "Finance Receivables and Consumer Loans Held for Repositioning" in the Notes to Financial Statements for further information concerning the sale.

 INCOME TAX (BENEFIT)

  Income tax on income before extraordinary item and cumulative effect of accounting changes increased from 1992 primarily due to an increase in pre-tax income. See "Income Tax" in the Notes to Financial
Statements for further information concerning income taxes.

 EXTRAORDINARY ITEM

  An extraordinary loss was recognized at June 30, 1993 in anticipation of retiring certain term debt prior to scheduled maturity. See
"Extraordinary Item" in the Notes to Financial Statements for further information regarding the retirement of debt.

ITEM 8.
              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Financial Statement Schedules.

ITEM 9.
      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE

  None.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) DOCUMENTS FILED AS PART OF THIS REPORT:

    1. See Index to Financial Statements and Financial Statement
Schedules.

    2. See Exhibit Index.

  (b) REPORTS ON FORM 8-K.

      The registrant filed the following report on Form 8-K during the last quarter of the period covered by this annual report:

        Report dated November 10, 1993, reporting Item 7, "Financial Statements and Exhibits," incorporating the following Exhibits into Registration Statement No. 33-42236 relating to $125,000,000 Senior Floating Rate Notes due November 17, 1994 and $100,000,000 Senior Floating Rate Notes due January 17, 1995:

        Exhibit 4(p)-Form of Senior Floating Rate Note due November 17,
      1994.

        Exhibit 4(q)-Form of Senior Floating Rate Note due January 17,
      1995.

                         REPORT OF MANAGEMENT

  The management of ITT Financial Corporation ("Company") is responsible for the preparation and integrity of the information contained in the financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

  The Company's financial statements are audited by Arthur Andersen & Co., independent public accountants. Management has made the Company's financial records and related data available to Arthur Andersen & Co., and believes that the representations made to the independent public accountants are valid and complete.

  The Company's system of internal controls is a major element in management's responsibility to provide a fair presentation of the financial statements. The system includes both accounting controls and the internal auditing program, which are designed to provide reasonable assurance that the Company's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, and that fraudulent financial reporting is prevented or detected.

  The Company's internal controls provide for the careful selection and training of personnel and for appropriate divisions of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to the Company's employees. Management continually monitors the system of internal controls for compliance. The Company's internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement on a regular basis. The independent public accountants also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on the Company's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ITT FINANCIAL CORPORATION:

  We have audited the accompanying consolidated balance sheets and statements of consolidated term debt of ITT Financial Corporation (a Delaware corporation and wholly-owned subsidiary of ITT Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings (deficit), capital surplus and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

  As discussed in the accompanying notes to financial statements, ITT Financial Corporation adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, effective January 1, 1992, for postretirement benefits other than pensions and postemployment benefits.

                                 ARTHUR ANDERSEN & CO.

St. Louis, Missouri,
January 31, 1994.

CONSOLIDATED INCOME
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)


Year Ended December 31,                                                                1993             1992            1991
- ------------------------------------------------------------------------------------------------------------------------------
Finance Charges and Fees.......................................................     $1,109,585       $1,476,397      $1,539,901
Interest Expense...............................................................        596,131          689,331         769,084
                                                                                    ----------       ----------      ----------

  Lending Spread...............................................................        513,454          787,066         770,817
Insurance Premiums.............................................................        164,364          217,035         202,243
Investment Income..............................................................        192,062          264,135         264,349
Servicing and Other Income.....................................................        123,609           42,743          19,984
                                                                                    ----------       ----------      ----------

                                                                                       993,489        1,310,979       1,257,393
                                                                                    ----------       ----------      ----------

Operating Expense..............................................................        555,829          675,864         603,096
Provision for Credit Losses....................................................        106,580          397,594         483,641
Insurance Benefits.............................................................         77,418           98,562          82,461
Gain on Sale of Consumer Loans Held for Repositioning..........................        (95,000)              -               -
Special Provision..............................................................             -           928,242              -
                                                                                    ----------       ----------          ------

                                                                                       644,827        2,100,262       1,169,198
                                                                                    ----------       ----------      ----------

Income (Loss) Before Income Tax (Benefit)......................................        348,662         (789,283)         88,195
Income Tax (Benefit)...........................................................        102,304         (284,343)         10,132
                                                                                    ----------        ---------      ----------

Net Income (Loss) Before Extraordinary Item and Cumulative Effect of Accounting
 Changes.......................................................................        246,358         (504,940)         78,063
Extraordinary Item-Provision for loss on retirement of debt (less applicable
 income tax benefit of $25,500)................................................        (49,500)              -               -
Cumulative Effect of Accounting Changes, net of tax benefit of $6,708..........             -           (13,021)             -
                                                                                    ----------        ---------          ------

Net Income (Loss)..............................................................     $  196,858       $ (517,961)     $   78,063
                                                                                    ----------       ----------      ----------

CONSOLIDATED RETAINED EARNINGS (DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)


Year Ended December 31,                                                                1993             1992            1991
- ------------------------------------------------------------------------------------------------------------------------------
Balance-Beginning of Period....................................................     $(239,525)       $ 359,555        $320,957
Add (Deduct):
  Net income (loss)............................................................       196,858         (517,961)         78,063
  Dividends....................................................................            -           (81,119)        (39,465)
                                                                                    ---------        ---------       ---------

Balance-End of Period..........................................................     $ (42,667)       $(239,525)       $359,555
                                                                                    ---------        ---------        --------

CONSOLIDATED CAPITAL SURPLUS
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)


Year Ended December 31,                                                                1993             1992            1991
- ------------------------------------------------------------------------------------------------------------------------------
Balance-Beginning of Period....................................................     $1,733,592       $1,072,522      $1,007,522
Add (Deduct):
  Capital Contributions........................................................         56,500          661,070          65,000
  Dividends....................................................................       (690,238)              -               -
                                                                                   -----------       ----------      ----------

Balance-End of Period..........................................................     $1,099,854       $1,733,592      $1,072,522
                                                                                    ----------       ----------      ----------

 The accompanying notes to financial statements are an integral part of the above statements.


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE)


December 31,                                                                                            1993            1992
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS

Finance Receivables (net of unearned income):
  Consumer......................................................................................    $ 3,272,537      $ 2,868,227
  Commercial....................................................................................      4,233,909        5,089,700
                                                                                                    -----------      -----------

    Total Finance Receivables...................................................................      7,506,446        7,957,927
  Reserve for credit losses.....................................................................       (220,277)        (270,014)
                                                                                                   ------------     ------------

    Finance Receivables, net....................................................................      7,286,169        7,687,913
Investment Securities...........................................................................      3,097,442        2,989,980
Deferred Income Tax.............................................................................          2,494          229,920
Other Assets....................................................................................      1,327,242        1,117,497
Consumer Loans Held for Repositioning, net......................................................             -         1,564,116
                                                                                                    -----------      -----------

                                                                                                    $11,713,347      $13,589,426
                                                                                                    -----------      -----------

LIABILITIES AND STOCKHOLDER EQUITY

Term Debt (including current maturities of $1,775,673 and $1,196,188)...........................    $ 6,247,804      $ 5,887,760
Commercial Paper and Other Debt.................................................................      2,466,315        4,313,762
Deposits and Certificates.......................................................................        558,243          713,725
Insurance Policy and Claim Reserves.............................................................        228,012          300,080
Accounts Payable and Accrued Liabilities........................................................      1,098,733          875,973
Deferred Income Tax.............................................................................         55,136            1,399
                                                                                                    -----------      -----------

    Total Liabilities...........................................................................     10,654,243       12,092,699
                                                                                                    -----------      -----------

Stockholder Equity:
  Common stock-Authorized 1,000 shares, $100 par value
               Outstanding 10 shares held by ITT Corporation...................................               1                1
  Capital surplus...............................................................................      1,099,854        1,733,592
  Net unrealized gain on equity securities, net of tax..........................................          1,916            2,659
  Retained earnings (deficit)...................................................................        (42,667)        (239,525)
                                                                                                   ------------     ------------

    Total Stockholder Equity....................................................................      1,059,104        1,496,727
                                                                                                    -----------      -----------

                                                                                                    $11,713,347      $13,589,426
                                                                                                    -----------      -----------

 The accompanying notes to financial statements are an integral part of the above statements.


CONSOLIDATED CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)

Year Ended December 31,                                                             1993             1992              1991
- ------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)........................................................     $    196,858     $  (517,961)      $     78,063
  Extraordinary item.......................................................           49,500              -                  -
  Cumulative effect of accounting changes..................................               -           13,021                 -
                                                                                ------------     -----------            -------

    Income (loss) before extraordinary item and cumulative effect of
     accounting changes....................................................          246,358        (504,940)            78,063
  Adjustments to income (loss) before extraordinary item and cumulative effect of accounting changes:
    Change in accrued and deferred income taxes............................          311,212        (262,149)             2,329
    Provision for credit losses............................................          106,580         397,594            483,641
    Depreciation and amortization..........................................           67,860          36,833             34,243
    Decrease (increase) in finance charges earned but not collected........           22,753          33,443            (70,488)
    Gain on sale of consumer loans held for repositioning..................          (95,000)             -                  -
    Decrease in insurance policy and claim reserves........................          (72,068)        (51,104)           (42,468)
    (Decrease) increase in accounts payable and accrued liabilities........          (55,342)        (14,594)           121,450
    Gain on investment securities..........................................           (6,242)        (67,665)           (63,531)
    Amortization of debt discount and premium, net.........................             (880)          3,688             16,295
    Special provision......................................................               -          928,242                 -
    Other, net.............................................................          (10,170)         (1,563)                84
                                                                                ------------    ------------       ------------

    Net cash provided from operating activities............................          515,061         497,785            559,618
                                                                                ------------    ------------       ------------

Investing Activities
  Finance receivables originated or purchased..............................      (19,272,926)    (14,937,783)       (12,004,972)
  Finance receivables repaid or sold.......................................       19,777,876      14,133,156         10,918,236
  Investment securities purchased..........................................      (11,109,761)     (6,595,506)        (5,397,831)
  Investment securities matured or sold....................................       10,665,788       6,240,292          5,081,410
  Proceeds from sale of consumer loans held for repositioning..............        1,479,507              -                  -
  Acquisition..............................................................               -          (36,011)                -
  (Increase) decrease in other assets......................................          (98,275)        (15,507)            12,728
                                                                                ------------    ------------       ------------

    Net cash provided from (used for) investing activities.................        1,442,209      (1,211,359)        (1,390,429)
                                                                                ------------    ------------       ------------

Financing Activities
  Issuance of term debt....................................................        2,515,336       1,352,411          2,153,611
  Repayments of term debt..................................................       (2,247,263)     (1,011,094)          (893,940)
  (Decrease) increase in commercial paper and other debt...................       (1,871,401)        315,996           (657,485)
  Deposits.................................................................        2,621,656       1,212,283            738,477
  Withdrawals..............................................................       (2,777,138)     (1,092,421)          (656,493)
  Capital contributions....................................................          291,835          10,000            201,800
  Dividends paid...........................................................         (490,457)        (73,615)           (55,172)
                                                                                ------------    ------------       ------------

    Net cash provided from (used for) financing activities.................       (1,957,432)        713,560            830,798
                                                                                ------------    ------------       ------------

(Decrease) in Cash.........................................................             (162)            (14)               (13)
Cash-beginning of year.....................................................              263             277                290
                                                                                ------------    ------------       ------------

Cash-end of year...........................................................     $        101    $        263       $        277
                                                                                ------------    ------------       ------------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest...............................................................     $    647,087    $    689,040       $    740,930
    Income tax (refund), net...............................................     $    265,349    $     (1,086)      $     (2,816)

 The accompanying notes to financial statements are an integral part of the above statements.


CONSOLIDATED TERM DEBT
- ------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)
December 31,
- ------------------------------------------------------------------------------------------------------------------------------


                                                                                                                       WEIGHTED
                                                      SENIOR(a)         SUBORDINATED(a)                                 AVERAGE
                                                   (3.06%-13.80%)        (3.66%-9.88%)              TOTAL                RATE
                                                   --------------       ---------------             -----              --------
Debt Maturities:
  1994.......................................     $1,429,673(b)(c)        $346,000(d)            $1,775,673              6.67%
  1995.......................................      1,328,051(c)                 -                 1,328,051              6.84%
  1996.......................................        958,485                75,000(d)             1,033,485              4.94%
  1997.......................................        549,093(c)            297,500(d)               846,593              8.00%
  1998.......................................        505,376(c)                 -                   505,376              6.71%
  1999-2048..................................        869,958                    -                   869,958             10.36%
                                                  ----------              --------               ----------

Total Term Debt-1993.........................     $5,640,636              $718,500               $6,359,136(e)(f)(g)
                                                  ----------              --------               ----------

Total Term Debt-1992.........................     $5,103,213              $895,000               $5,998,213(e)(f)
                                                  ----------              --------               ----------

Weighted Average Rate:

  1993.......................................           6.95%                 8.35%                    7.11%
                                                        ----                  ----                     ----

  1992.......................................           8.16%                 8.49%                    8.21%
                                                        ----                  ----                     ----

- -----

Notes:

(a) Senior term debt is senior to all other term debt. Subordinated term debt is subordinate and junior to all other borrowings.

(b) Includes Floating Rate Debentures due August 25, 2048, repayable at the option of the holder on August 25, 1994 at 99.22% of their principal amount and on each third anniversary thereafter at increasing prices. The rate of interest payable on each Debenture is a variable rate, based on the monthly commercial paper rate. In addition, Financial shall have the option every three years to elect to pay a fixed rate for a period of three years which shall be calculated based on the then current three year U.S. Treasury security, as adjusted.

(c) Includes the following senior term debt redeemable at the holder's option:

    8.88% Medium-Term Notes, Series B redeemable on May 18, 1994 and annually thereafter through May 18, 1999

    Floating Rate Medium-Term Notes, Series F redeemable on July 20, 1994 or July 19, 1995.

    Floating Rate Medium-Term Notes, Series F redeemable on September 13, 1994 or September 13, 1995.

    8.875% Senior Debentures redeemable on June 1, 1995 or June 1, 2000 or June 1, 2005

    8.50% Senior Debentures redeemable on October 15, 1995

    8.875% Senior Debentures redeemable on June 15, 1997

    8.55% Senior Debentures redeemable on June 15, 1998 or June 15,
    2004

(d) Includes the following subordinated term debt redeemable at the holder's option:

    Floating Rate Medium-Term Notes, Series A redeemable on May 27,
    1994

    8.35% Subordinated Debentures redeemable on November 1, 1994

    8.75% Subordinated Debentures redeemable on March 1, 1996

    8.85% Subordinated Debentures redeemable on July 15, 1997

(e) The balances as of December 31, 1993 and 1992 exclude net amortizable discount of $111,332 and $110,453, respectively.
    Original issue discount and premium are amortized over the term of the issue by use of the interest method.

(f) At December 31, 1993 and 1992, the fair value of consolidated term debt exceeded carrying value by approximately $342,000 and $215,000, respectively. Fair value was determined by discounting the projected cash flows, at December 31, 1993 and 1992, using quoted market interest rates. Where quoted market rates were not available, fair value was determined using estimated interest rates at which Financial could issue similar debt with like remaining maturities.

(g) See "Extraordinary Item" in the accompanying notes to financial statements regarding the retirement of debt.

 The accompanying notes to financial statements are an integral part of the above statements.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


ACCOUNTING POLICIES

Consolidation Principles: The consolidated financial statements include the accounts of ITT Financial Corporation and its subsidiaries
("Financial" or "Company"), all of which are wholly-owned. Certain 1992 and 1991 items have been reclassified to conform with the 1993 presentation.

Finance Charges and Related Expenses: Revenues from finance receivables are recognized using the interest method. Under the interest method, finance charges are recognized and loan origination fees and direct loan origination costs are deferred and amortized over the life of the related loan to provide a constant effective yield.

Insurance Premiums and Related Expenses: Credit accident and health premiums are recognized in reasonable relationship to anticipated claims. Premiums from all other credit and credit-related insurance products are recognized in proportion to the amount of insurance protection provided.

Costs of acquiring new business, principally reinsurance fees and premium taxes, are deferred and charged to expense in the same manner as the related premiums are taken into earnings.

Life, health and annuity premiums from reinsurance treaties not related to the Company's finance operations, are generally recognized when due from policyholders. Related costs are expensed when reported by ceding companies. However, in compliance with accounting standards for certain specialized reinsurance, premiums and expenses are reported on a net basis, where appropriate, and included in other income. The responsibility for substantially all reserves on this insurance remains with the ceding insurers.

Servicing Income and Related Expenses: Revenues from servicing activities primarily consist of fees earned for servicing mortgage loans, inventory finance receivables, Small Business Administration loans and from the temporary servicing fees relative to the sale of Financial's domestic consumer small loan portfolio (consumer loans held for repositioning-see "Finance Receivables and Consumer Loans Held for Repositioning" for further information). The fees are generally calculated either on the outstanding principal balance of the loans serviced or on a contractual fee per loan basis and are recorded as income when earned. Also included are certain ancillary fees related to the servicing of such loans which are recognized on a cash basis. Costs of purchased mortgage servicing rights are capitalized and amortized in proportion to, and over the period of, estimated net servicing income.

In conjunction with Financial's mortgage servicing activities, trust funds, which are not included in the financial statements, on deposit in special bank accounts totalled approximately $90,000,000 and $185,000,000 at December 31, 1993 and 1992, respectively.

Reserve for Credit Losses: The reserve for credit losses is maintained at a level which management believes is sufficient to cover losses taking into consideration historical loss experience, current economic conditions and other factors.

Effective December, 1993, consumer finance receivables (except those secured by real estate) are written off by a charge against the reserve for credit losses when considered to be uncollectible or when they are over 180 days contractually past due. Historically, consumer finance receivables (except those secured by real estate) were written off by a charge against the reserve for credit losses when considered to be uncollectible or when they were past due over 180 days on a recency basis or over 720 days by contractual terms. A full original contractual payment in the aggregate was required to reduce delinquency. The Company reserved for the estimated uncollectible portion of bankrupt consumer accounts and charged-off uncollectible balances after discharge.

Commercial finance receivables, except inventory financing, and consumer finance receivables secured by real estate are generally written down to the value of the collateral by a charge against the reserve for credit losses when repossession of the collateral actually occurs or is deemed likely. Inventory finance receivables are written off by a charge against the reserve for credit losses when considered to be uncollectible or when they are over 180 days contractually past due.

Valuation Reserve: In December, 1992, the valuation reserve for consumer loans held for repositioning was established at a level management believed provided for the ultimate losses in the portfolio. In determining the adequacy of the reserve, management considered, among other factors, current delinquencies, credit bureau scores applied to performing loans to predict losses and past charge-off experience. Consumer loans held for repositioning were written off by a charge against the valuation reserve when considered to be uncollectible or when they were past due over 180 days on a recency basis or over 720 days by contractual terms. Also, commencing in December, 1992, all Chapter 7 consumer bankrupt accounts held for repositioning were written off by a charge against the valuation reserve. The Company provided a valuation reserve for the estimated uncollectible portion of other bankrupt consumer accounts held for repositioning and charged-off uncollectible balances after discharge.

As a result of the sale of Financial's domestic consumer small loan portfolio (consumer loans held for repositioning), the valuation reserve was eliminated (see "Finance Receivables and Consumer Loans Held for Repositioning" for further information).

Pension: All eligible salaried employees of Financial participate in the Retirement Plan for Salaried Employees of ITT Corporation, which is non-contributory. The cost of the plan to Financial is based on an actuarial allocation and for the years ended December 31, 1993, 1992 and 1991 was $12,243,000, $12,857,000 and $10,297,000, respectively. No allocation of the present value of accumulated plan benefits or assets available for benefits has been made, as it is not readily determinable.

In addition to pension benefits, ITT Corporation ("ITT") provides health care and life insurance for certain retired employees of Financial.

Effective January 1, 1992, ITT adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," using the immediate recognition method. Accordingly, cumulative after-tax adjustments (through December 31, 1991) of $9,569,000 and $3,452,000, respectively, were allocated by ITT to Financial and recognized at January 1, 1992. Except for the one-time cumulative

- ------------------------------------------------------------------------------
adjustment, the adoption of SFAS No. 112 was not material to the 1992 results of operations.

ITT adopted certain changes to a number of its postretirement benefit plans during 1992. The effect of these changes are reflected in the determination of the expense reported for 1993 and 1992 and were not significant.


FINANCE RECEIVABLES AND CONSUMER LOANS HELD FOR
REPOSITIONING

On January 19, 1993, Financial announced a strategic plan to shift its emphasis to secured lending and downsize unsecured lending. The plan called for the repositioning of its consumer finance operations to considerably reduce Financial's business in the domestic unsecured loan area, reserving fully for potential losses on certain assets in the commercial real estate portfolio and a change in strategy from holding properties for long-term resolution to one of near-term liquidation.

Accordingly, Financial established reserves of $928,242,000 pre-tax ($612,219,000 after-tax) in the fourth quarter of 1992, including a $693,000,000 provision to cover future unsecured consumer loan losses from the run-off of its existing domestic portfolio; $103,000,000 for repositioning, including consolidation of consumer loan offices; and a $132,242,000 provision for anticipated losses in its commercial real estate portfolio. As a result of these actions, domestic consumer small and sales finance receivables were identified and segregated in the financial statements as consumer loans held for repositioning. Consumer loans held for repositioning, after deducting the valuation reserve, were carried at the lower of the unpaid loan balance or net realizable value.

On June 3, 1993, Financial completed the sale of its domestic unsecured consumer small loan portfolio (consumer loans held for repositioning) to a group of investors led by an affiliate of Goldman, Sachs & Co. The transaction, which was announced on May 5, 1993, involved the sale of loans in the portfolio at February 28, 1993. Proceeds from the sale (excluding cash collections on the loans between February 28, 1993 and the closing date) aggregated approximately $1.5 billion, of which approximately $1.4 billion were used to reduce Financial's commercial paper. In addition, Financial acquired a 15% equity interest in the purchasing group at a cost of approximately $29 million.

Accordingly, Financial recognized a pre-tax gain of $95 million in the second quarter of 1993, based on recorded values as of the closing of the sale and certain costs and restructuring expenses incurred by Financial as part of the transaction.

During 1993, Financial securitized $2.4 billion of finance receivables, of which $1.2 billion were sold. Financial remains as servicer for which it is paid a servicing fee and retains excess servicing cash flows. At December 31, 1993, the aggregate unpaid balance of such securities was $2.2 billion.

The Company has a limited recourse obligation for losses on the receivables securitized and sold. At December 31, 1993, the maximum exposure of all such recourse obligations was $106.7 million. Financial maintains, in Accounts Payable and Accrued Liabilities, a balance which management believes is sufficient to cover its probable future recourse obligation on the securities sold.


Finance receivables and consumer loans held for repositioning at December 31, 1993 and 1992 consisted of the following:

                                                                                   1993                           1992
                                                                                   ----                           ----

                                                                                          (THOUSANDS OF DOLLARS)
Finance Receivables
 Consumer:
  Real estate......................................................             $2,362,975                     $2,079,326
  Small loans......................................................              1,221,133                      1,106,246
  Sales finance....................................................                 36,448                         30,302
  Accrued interest.................................................                 26,082                         34,989
                                                                                ----------                     ----------

  Consumer finance
   receivables.....................................................              3,646,638                      3,250,863
                                                                                ----------                     ----------

 Commercial:
  Inventory financing..............................................              1,766,791                      2,764,933
  Equipment and other loans........................................              1,327,162                      1,104,699
  Real estate......................................................              1,321,578                      1,372,880
  Accrued interest.................................................                 10,727                         15,477
                                                                                ----------                     ----------

  Commercial finance receivables...................................              4,426,258                      5,257,989
                                                                                ----------                     ----------

 Finance receivables, gross........................................              8,072,896                      8,508,852
 Unearned income...................................................               (566,450)                      (550,925)
 Reserve for credit losses.........................................               (220,277)                      (270,014)
                                                                                ----------                     ----------

 Finance receivables, net..........................................              7,286,169                      7,687,913
                                                                                ----------                     ----------

Consumer Loans Held for Repositioning
  Consumer loans...................................................                     -                       2,602,361
  Sales finance....................................................                     -                          95,670
  Accrued interest.................................................                     -                          36,193
                                                                                 ---------                     ----------

 Consumer loans, gross.............................................                     -                       2,734,224
 Unearned income...................................................                     -                        (365,366)
 Valuation reserve.................................................                     -                        (804,742)
                                                                                 ---------                     ----------

 Consumer loans held for repositioning, net........................                     -                       1,564,116
                                                                                 ---------                     ----------

Total Finance Receivables and Consumer Loans Held for
 Repositioning, net................................................             $7,286,169                     $9,252,029
                                                                                ----------                     ----------

At December 31, 1993 and 1992, finance receivables, including those held for repositioning, were concentrated in the following:


                                                                                   1993                           1992
                                                                                   ----                           ----


  California.......................................................                28.5%                          20.6%
  Puerto Rico......................................................                12.8                            8.5
  Minnesota........................................................                 3.9                            3.3
  Texas............................................................                 3.6                            6.4
  Ohio.............................................................                 3.4                            5.3
  Florida..........................................................                 3.2                            5.1

Consumer Real Estate: At December 31, 1993 and 1992, consumer real estate loans of $1,279,966,000 and $1,462,648,000 were secured by second mortgages and $1,083,009,000 and $616,678,000 were secured by first mortgages, respectively. For receivables secured by second mortgages, the Company must buy out the first mortgage lender before obtaining title to the property. The maximum home equity advance is limited to 80% of the first $200,000 of appraised value, 60% of the next $100,000 of appraised

- ------------------------------------------------------------------------------
value and 50% of any appraised value over $300,000 minus the amount of all encumbrance against the property. The Company is the principal lienholder on first mortgage real estate loans and may pursue foreclosure proceedings when deemed necessary. The maximum loan amount for first mortgage consumer real estate is generally limited to 80% of the appraised value of the property. At December 31, 1993 and 1992, consumer real estate receivables were concentrated in the following states:


                                                                                   1993                           1992
                                                                                   ----                           ----


  California.......................................................                46.7%                          33.2%
  Minnesota........................................................                 5.0                            5.8
  Ohio.............................................................                 3.7                            5.7
  Florida..........................................................                 3.7                            5.1
  Washington.......................................................                 3.4                            1.7
  Maryland.........................................................                 3.2                            3.7

The estimated fair value of consumer real estate receivables at December 31, 1993 and 1992 approximated carrying value. Fair value was estimated by discounting the projected cash flows at December 31, 1993 and 1992, using current market rates and Financial's estimated cost to service those receivables.

Consumer Loans: Of the consumer loan receivables, including those held for repositioning, at December 31, 1993 and 1992, 10.8% and 56.9%, respectively, were secured by automobiles, household goods and/or other security. For purposes of the Company's repositioning strategy these loans are considered unsecured. Concentrations of consumer loans, including those held for repositioning, at December 31, 1993 and 1992 were as follows:


                                                                                   1993                           1992
                                                                                   ----                           ----


  Puerto Rico......................................................                81.1%                          24.3%
  Netherland Antilles..............................................                 6.6                            2.0
  Panama...........................................................                 6.3                            1.6
  Virgin Islands...................................................                 6.0                            1.8
  Texas............................................................                   -                            8.9
  California.......................................................                   -                            8.6
  Ohio.............................................................                   -                            7.7

The estimated fair value of consumer loan receivables at December 31, 1993 and 1992 approximated carrying value. Fair value was estimated by discounting the projected cash flows at December 31, 1993 and 1992, using the current rate at which similar loans would be made to borrowers with similar credit ratings for the same maturities and in 1992 after considering the future costs related to the Company's repositioning strategy.

Inventory Financing: At December 31, 1993 and 1992, inventory financing generally consisted of receivables from distributors and manufacturers of consumer goods. In addition, the Company makes loans secured by accounts receivable and, in certain cases, inventory and other assets of the debtor. Inventory finance receivables outstanding were concentrated primarily in recreational products, computer hardware, manufactured housing, appliances and industrial equipment.

A security interest is given by the dealer on virtually all inventory financed. At December 31, 1993 and 1992, substantially all of the outstanding inventory financed was covered by repurchase agreements, whereby manufacturers or distributors agree to buy back inventory repossessed by the Company. Inventory finance receivables were concentrated in the following states at December 31, 1993 and 1992:


                                                                                   1993                           1992
                                                                                   ----                           ----


  California.......................................................                10.6%                          10.9%
  Georgia..........................................................                 7.7                            7.1
  Texas............................................................                 5.2                            5.5
  Colorado.........................................................                 5.2                            4.3
  Florida..........................................................                 4.9                            6.1
  New York.........................................................                 4.7                            6.6

The carrying amount of inventory finance receivables at December 31, 1993 and 1992 approximated fair value because of the short maturity of these receivables.

Commercial Real Estate: Commercial real estate receivables at December 31, 1993 and 1992 were concentrated primarily in apartment buildings, retail centers, mobile home parks, hotels/motels, and office buildings.

The general collateral requirement on commercial real estate is for the Company to be listed as the lienholder on the title of the property.
Access to the property varies by state, but generally requires going through foreclosure. The maximum commercial real estate loan is generally limited to 80% of the appraised value of the property. At
December 31, 1993 and 1992, commercial real estate receivables were concentrated in the following states:


                                                                                   1993                           1992
                                                                                   ----                           ----
  California.......................................................                62.6%                          63.8%
  Minnesota........................................................                 7.1                            3.4
  Texas............................................................                 4.7                            5.4
  Florida..........................................................                 3.7                            9.5
  Georgia..........................................................                 2.8                             .3
  Illinois.........................................................                 1.5                            5.3

The estimated fair value of commercial real estate receivables at December 31, 1993 and 1992 approximated carrying value. Fair value was estimated by discounting the projected cash flows at December 31, 1993 and 1992, using the current rate at which similar loans would be made to borrowers with similar credit ratings for the same maturities.

Commercial Loans: Commercial loans outstanding at December 31, 1993 and 1992 were to customers concentrated in industries categorized by standard industrial classifications of transportation, manufacturing, services and construction.

For commercial loans secured by equipment, the Company acquires title to or a security interest in such equipment. Commercial loans

Notes to Financial Statements (Continued)
- ------------------------------------------------------------------------------
outstanding were concentrated in the following states at December 31,
1993 and 1992:

                                                                                   1993                           1992
                                                                                   ----                           ----
  California.......................................................                12.7%                          13.2%
  Ohio.............................................................                 8.5                            3.9
  Texas............................................................                 7.3                            9.1
  New York.........................................................                 6.7                            6.9
  Illinois.........................................................                 6.0                            2.7
  Michigan.........................................................                 3.2                            4.3
  Pennsylvania.....................................................                 2.9                            4.2

The estimated fair value of commercial loans at December 31, 1993 and 1992, approximated carrying value. Fair value was estimated by discounting the projected cash flows at December 31, 1993 and 1992, using the current rate at which similar loans would be made to borrowers with similar credit ratings for the same maturities.

Other Finance Receivables Data: Contractual maturities of finance receivables at December 31, 1993 were as follows:


                                                  CONSUMER                      COMMERCIAL                        TOTAL
                                                  --------                      ----------                        -----
                                                                          (THOUSANDS OF DOLLARS)
1994...................................          $  804,028                     $2,307,501                     $3,111,529
1995...................................             467,768                        333,941                        801,709
1996...................................             377,834                        432,573                        810,407
1997...................................             218,597                        322,352                        540,949
1998 and after.........................           1,778,411                      1,029,891                      2,808,302
                                                 ----------                     ----------                     ----------
                                                 $3,646,638                     $4,426,258                     $8,072,896
                                                 ----------                     ----------                     ----------

Historically, a portion of the receivables has been renewed prior to maturity. Accordingly, the schedule of maturities may not be indicative of future cash collections.

In the normal course of business, financing arrangements may be renegotiated as a result of changing client requirements and/or economic conditions of growth or contraction. Such renegotiated transactions have always represented a portion of the portfolio and are inherent in the finance business conducted by Financial.

In some cases, Financial ceases or reduces the rate of recognition of revenues on accounts where collectibility is doubtful due to weakened financial condition of the borrower. Such accounts outstanding at December 31, 1993 and 1992 totalled $362,587,000 and $705,349,000, respectively. Interest at original contract rates on these receivables would have totalled $39,360,000 in 1993 and $85,096,000 in 1992. Actual interest recognized was $13,305,000 in 1993 and $29,282,000 in 1992.

The maximum terms, not considering any further refinancings or extensions, over which the installment finance receivables are generally written are 48 months for consumer small loans, 84 months for commercial loans, 180 months for consumer mortgages and 120 months for commercial mortgages. Inventory finance receivables are generally due upon sale of the inventory; however in some instances, the Company grants to the more creditworthy dealers the option to make scheduled payments with a maximum term generally not exceeding 90 days.

An analysis of the reserve for credit losses and the valuation reserve is as follows:

Year Ended December 31,                                             1993                    1992                   1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                  (THOUSANDS OF DOLLARS)
Reserve for credit losses:
 Balance beginning of year................................        $ 270,014              $  358,368              $ 299,669
 Charged to expense.......................................          106,580                 397,594                483,641
 Special provision........................................               -                   68,801                     -
 Recoveries from receivables previously charged off.......           17,709                  59,630                 49,350
 Net reserves purchased...................................            2,252                   2,038                  2,480
 Charge-offs of uncollectible receivables.................         (176,898)               (447,131)              (477,289)
 Transfers in/(out).......................................              620                (169,286)                   517
                                                                  ---------               ---------              ---------
 Balance end of year......................................          220,277                 270,014                358,368
                                                                  ---------              ----------              ---------
Valuation reserve:
 Balance beginning of year................................          804,742                      -                      -
 Special provision........................................               -                  693,000                     -
 Recoveries from consumer loans previously charged off....           21,783                      -                      -
 Net reserves sold........................................         (599,590)                     -                      -
 Charge-offs of uncollectable consumer loans..............         (102,381)                (71,999)                    -
 Transfers in/(out).......................................         (124,554)                183,741                     -
                                                                  ---------              ----------               --------
 Balance end of year......................................               -                  804,742                     -
                                                                   --------              ----------               --------
Total reserve for credit losses and valuation reserve.....        $ 220,277              $1,074,756              $ 358,368
                                                                  ---------              ----------              ---------

In 1993, the decrease in the reserve for credit losses, and the corresponding decrease in charge-offs, was primarily a result of the reserves established in the fourth quarter of 1992, for anticipated loan losses in the domestic unsecured consumer loan and commercial real estate portfolios. This decrease was partially offset by an increase in charge-offs due to the standardization of collection policies and centralization of repossession and foreclosure activities relative to the consumer home equity portfolio and to the implementation of a charge-off policy whereby consumer finance receivables (except those secured by real estate) over 180 days contractually past due are charged-off.

The valuation reserve was eliminated, in 1993, as a result of the sale of Financial's domestic consumer small loan portfolio (consumer loans held for repositioning).

In 1992, the increase in charge-offs was primarily due to consumer portfolio control policies, increased bankruptcies and a weak U. S. economy, particularly in the commercial real estate market.

Real estate and other property acquired in the liquidation of finance receivables are included in other assets at the lower of the unpaid loan balance or net realizable value. Such assets, net of reserve, totalled $105,213,000 and $114,222,000 at December 31, 1993 and 1992,
respectively.

- ------------------------------------------------------------------------------

An analysis of the reserve for real estate and other properties acquired in the liquidation of finance receivables is as follows:



Year Ended December 31,                                             1993                    1992                   1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                  (THOUSANDS OF DOLLARS)


Balance beginning of year.................................        $ 43,959                $    565                 $  -
Charged to expense........................................           3,164                   1,326                 1,289
Special provision.........................................              -                   58,741                    -
Charge-offs of real estate and other properties...........         (29,779)                 (2,218)                 (207)
Net reserves sold.........................................          (1,077)                     -                     -
Transfers in/(out)........................................          14,928                 (14,455)                 (517)
                                                                  --------                --------                 -----
Balance end of year.......................................        $ 31,195                $ 43,959                $  565
                                                                  --------                --------                ------

In May 1993, the Financial Accounting Standards Board issued a new standard related to the accounting by creditors for the impairment of a loan (SFAS No. 114). The standard, which must be adopted by 1995, requires that impaired loans, as defined, be measured based on the present value of expected future cash flows. Financial is reviewing the requirements of the standard, however, the impacts are not expected to be material to the Company's financial position or results of operations.

                    ------------------------------

INVESTMENT SECURITIES

A summary of fixed maturity investment securities at December 31, 1993 and 1992 is as follows:


                                              1993                                                    1992
                       ---------------------------------------------------    ---------------------------------------------------
                                        GROSS       GROSS      ESTIMATED                      GROSS        GROSS      ESTIMATED
                         AMORTIZED   UNREALIZED   UNREALIZED      FAIR         AMORTIZED    UNREALIZED   UNREALIZED      FAIR
         TYPE              COST         GAINS       LOSSES       VALUE            COST        GAINS        LOSSES       VALUE
         ----            ---------   ----------   ----------   ---------       ---------    ----------   ----------   ---------
                                                                 (THOUSANDS OF DOLLARS)

Bonds and notes:
  Corporate...........  $  924,523     $ 7,656    $    (25)    $  932,154      $  860,187    $ 2,544      $(1,542)    $  861,189
  States and
   municipalities.....     327,568      31,189          (5)       358,752         456,123     20,312         (267)       476,168
  U.S. Government and
   government agencies
   and authorities....      40,040         293          (4)        40,329         104,331        350         (211)       104,470
  Other...............     125,221         515          -         125,736         142,647        212           -         142,859
                        ----------     -------     -------     ----------      ----------    -------      -------     ----------
                         1,417,352      39,653         (34)     1,456,971       1,563,288     23,418       (2,020)     1,584,686
Mortgage-backed
 securities...........   1,607,036      17,141     (10,991)     1,613,186       1,355,393        299         (301)     1,355,391
Certificates of
 deposit..............       8,218          -           -           8,218           8,839         -            -           8,839
                        ----------      ------     -------     ----------      ----------    -------      -------     ----------
                        $3,032,606     $56,794    $(11,025)    $3,078,375      $2,927,520    $23,717      $(2,321)    $2,948,916
                        ----------     -------    --------     ----------      ----------    -------      -------     ----------

                    ------------------------------

At December 31, 1993 and 1992, approximately 38% and 17%, respectively, of Financial's fixed maturity investment securities were with borrowers in the state of California. No other state had a concentration exceeding 5% in either year.

The amortized cost and estimated fair value of fixed maturity investment securities at December 31, 1993, by estimated maturity are shown in the following table. Maturities are reflected by contract date except for mortgage-backed securities which are distributed to maturity year based on Financial's estimate of the rate of prepayments of principal over the remaining life of the securities. Actual maturities will differ from contractual and estimated maturities reflecting the borrowers' right to call or prepay their obligations.


                                                                                                                ESTIMATED
                                                                                 AMORTIZED                        FAIR
                        ESTIMATED MATURITY                                         COST                           VALUE
                        ------------------                                       ---------                      ---------
                                                                                          (THOUSANDS OF DOLLARS)

Due in one year or less............................................             $1,288,229                     $1,292,204
Due after one year through five years..............................              1,115,448                      1,123,081
Due after five years through ten years.............................                381,822                        395,451
Due after ten years................................................                247,107                        267,639
                                                                                ----------                     ----------
                                                                                $3,032,606                     $3,078,375
                                                                                ----------                     ----------

- ------------------------------------------------------------------------------

As a result of the significant repositioning of Financial's domestic consumer operations, the level of invested capital in the insurance operations is being reduced through sales of investments and cash dividends. Accordingly, further sales of portions of the investment portfolio of the insurance subsidiaries are likely. The Company's investment strategy has resulted in a significant shift from tax-exempt to taxable securities as well as a substantial decrease in the average maturity of the fixed income portfolio. Given the absence of clear intent to hold to maturity, the investment portfolio of Financial's insurance subsidiaries is recorded at the lower of cost or market. Investments of finance subsidiaries are carried at amortized cost. Net after-tax gains on investment securities of $4,057,000, $44,659,000 and $41,930,000 are included in net income at December 31, 1993, 1992 and 1991, respectively. Future investment earnings and yield will not be materially affected as a result of the security sales.

In May 1993, the Financial Accounting Standards Board issued a new standard of accounting and reporting for certain investments in debt and equity securities (SFAS No. 115). The new standard must be implemented by the 1994 first quarter and requires, among other things, that securities be classified as "held-to-maturity", "available for sale" or "trading" based on the Company's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder Equity directly or is reflected in Consolidated Income.

Financial is reviewing the standard. It is anticipated that generally, portfolios will be classified as available for sale and, accordingly, most investments will be reflected at fair value with the corresponding impact included in Stockholder Equity. At December 31, 1993, the estimated impact of the standard is an increase to Stockholder Equity of approximately $30,000,000 after tax.

Securities with a book value of $98,228,000 and $89,828,000, as of December 31, 1993 and 1992, respectively, were on deposit with various states for the protection of policyholders or were held in trust, as a condition of reinsurance, for the satisfaction of statutory requirements of ceding companies.

Equity securities carried at market value were $64,836,000 and $62,460,000 at December 31, 1993 and 1992, respectively. Gross unrealized gains and losses on equity securities were $6,076,000 and $3,129,000, respectively, in 1993 and $5,279,000 and $1,249,000, respectively, in 1992. The after-tax difference from cost for equity securities is reflected in Stockholder Equity.

INCOME TAX

The accounts of Financial and its United States subsidiaries are included in the consolidated Federal income tax return of ITT. ITT's policy is generally to allocate to Financial current tax benefits and charges on the basis of statutory U.S. tax rates applied to Financial's taxable income or loss included in the consolidated return.

Pretax income (loss), including the extraordinary item in 1993 and the cumulative effect of accounting changes in 1992, and the related provision (benefit) for income tax were as follows:



Year Ended December 31,                                             1993                    1992                   1991
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                  (THOUSANDS OF DOLLARS)
Pretax income (loss):
  U.S. ...................................................        $ 187,525              $(866,020)              $ 43,324
  Puerto Rico.............................................           42,247                 32,175                 24,648
  Foreign.................................................           43,890                 24,833                 20,223
                                                                  ---------              ---------               --------
                                                                  $ 273,662              $(809,012)              $ 88,195
                                                                  ---------              ---------               --------
Provision (benefit) for Income Tax:
  Current-
    U.S. .................................................        $(232,560)             $ (56,141)              $ (9,269)
    State and local.......................................           (2,061)                (4,350)                 3,789
    Puerto Rico...........................................           16,703                 13,889                  9,791
    Foreign...............................................            7,206                  8,521                  5,595
                                                                  ---------              ---------               --------
                                                                   (210,712)               (38,081)                 9,906
                                                                  ---------              ---------               --------

  Deferred-
    U.S. .................................................          286,956               (249,610)                  (116)
    State and local.......................................             (146)                (2,602)                   150
    Puerto Rico...........................................              798                   (613)                   120
    Foreign...............................................              (92)                  (145)                    72
                                                                  ---------              ---------               --------
                                                                    287,516               (252,970)                   226
                                                                  ---------              ---------               --------
Income Tax (Benefit)......................................        $  76,804              $(291,051)              $ 10,132
                                                                  ---------              ---------               --------

Deferred income tax assets and liabilities are the tax effect related to recording revenues and expenses in different periods for financial reporting and tax purposes. Deferred tax assets (liabilities) included the following:



Year Ended December 31,                                                            1993                           1992
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                          (THOUSANDS OF DOLLARS)
Loss reserves......................................................              $  78,048                      $ 355,062
Insurance commission liabilities...................................               (227,640)                      (196,457)
Other reserve items................................................                 79,183                         37,202
Unearned insurance commissions.....................................                 14,547                         21,492
Financing leases...................................................                (43,648)                       (30,475)
Other items........................................................                 46,868                         41,697
                                                                                 ---------                      ---------
                                                                                 $ (52,642)                     $ 228,521
                                                                                 ---------                      ---------

No deferred tax liability has been recognized for the federal income tax payable upon distribution of retained earnings of certain subsidiaries since these earnings, $228,420,000 at December 31, 1993 have been permanently reinvested or are subject to the indefinite deferral of taxes.

A reconciliation of the U.S. statutory rate to the effective income tax rate was:



Year Ended December 31,                                             1993                    1992                   1991
- -------------------------------------------------------------------------------------------------------------------------
U.S. statutory rate.......................................           35%                     34%                    34%
Change in effective income tax rate resulting from-
  Bond interest and other income not subject to tax.......           (3)                      2                    (29)
  Change in U.S. tax law..................................           (2)                      -                      -
  State income taxes......................................           (1)                      1                      3
  Foreign income taxes....................................           (1)                     (1)                     3
  Other, net..............................................            -                       -                      1
                                                                     ---                     ---                   ---
Effective income tax rate.................................           28%                     36%                    12%
                                                                     --                      --                    ---

INTEREST RATE EXCHANGE AGREEMENTS

Financial has entered into interest rate exchange agreements. Under certain agreements ($387,500,000 and $797,500,000 notional principal amount at December 31, 1993 and 1992, re-spectively), Financial makes fixed interest payments and receives variable interest payments. Under other agreements ($645,000,000 and $600,000,000 notional principal amount at December 31, 1993 and 1992, respectively), Financial makes variable interest payments and receives fixed interest payments. In addition, under yet other agreements ($435,000,000 and $225,000,000 notional principal amount at December 31, 1993 and 1992, respectively), Financial makes and receives variable interest payments based on different indices. Maturities of the agreements range from 1994 to 1999. The net interest settlements are recorded as an adjustment to interest expense. Financial is exposed to market risk in the event of nonperformance by the counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Company.

The estimated fair value of interest rate exchange agreements is the amount Financial would receive/(pay) to terminate all of its exchange agreements. At December 31, 1993 and 1992 the amount the Company would receive/(pay) to terminate all interest rate exchange agreements was approximately $5,000,000 and $(21,000,000), respectively. Fair value of the interest rate exchange agreements was estimated by calculating the present value of the change in cash flows that would result from the exchange agreements being replaced at the current market rate for the remaining term of the agreements.

COMMERCIAL PAPER AND OTHER DEBT

The following table sets forth information concerning Financial's commercial paper and other debt and their related cost:


                                                                1993                     1992                     1991
                                                                ----                     ----                     ----

                                                                                (THOUSANDS OF DOLLARS)

End of Period Borrowings:
  Commercial paper...................................        $2,008,766               $3,873,165               $3,739,993
  Medium-term notes..................................            82,000                  285,250                  214,000
  Other debt.........................................           375,549                  155,347                   72,978
                                                             ----------               ----------               ----------
   Total.............................................        $2,466,315               $4,313,762               $4,026,971
                                                             ----------               ----------               ----------
Maximum Month-end Borrowings:
  Commercial paper...................................        $4,332,203               $3,873,165               $4,411,449
  Medium-term notes..................................           335,250                  285,250                  214,000
  Other debt.........................................           500,720                  155,347                   72,978
                                                             ----------               ----------               ----------
   Total.............................................        $5,168,173               $4,313,762               $4,698,427
                                                             ----------               ----------               ----------
Daily Average Borrowings:
  Commercial paper...................................        $3,269,303               $3,606,081               $4,055,711
  Medium-term notes..................................           275,570                  176,047                  179,344
  Other debt.........................................           272,444                   61,669                   42,734
                                                             ----------               ----------               ----------
   Total.............................................        $3,817,317               $3,843,797               $4,277,789
                                                             ----------               ----------               ----------
Weighted Average Interest Rates:
 End of Period-
  Commercial paper...................................             3.41%                    3.59%                    5.69%
  Medium-term notes..................................             3.54                     3.67                     5.53
  Other debt.........................................             4.05                     4.50                     7.64
   Total.............................................             3.51                     3.63                     5.72
 During the Period*-
  Commercial paper...................................             3.39%                    4.18%                    6.72%
  Medium-term notes..................................             3.78                     4.55                     7.17
  Other debt.........................................             4.18                     7.31                     9.84
   Total.............................................             3.48                     4.25                     6.77

- -----

*Computed by dividing the interest expense (including the impact of interest rate exchange agreements) by the daily average debt outstanding without giving effect to commitment fees. The weighted average interest rates on total commercial paper, medium-term notes and other debt, giving effect to interest exchange agreements and commitment fees for the years ended December 31, 1993, 1992 and 1991, were 3.63%, 4.37% and 6.86%, respectively. The weighted average interest rates during the period on commercial paper, without giving effect to interest rate exchange agreements and commitment fees for the years ended December 31, 1993, 1992 and 1991, were 3.17%, 3.65% and 5.93%, respectively.

The carrying amount of commercial paper and bank debt outstanding at December 31, 1993 and 1992 approximated fair value due to

- ------------------------------------------------------------------------
the short maturity of the instruments. The average yield of the commercial paper and bank debt outstanding at December 31, 1993 and 1992, approximated the current market rate for like maturities. The estimated fair value of outstanding medium-term notes at December 31, 1993 and 1992, approximated the carrying amount. Fair value of these medium-term notes was estimated by using a rate at which Financial could issue similar debt with like remaining maturities.

Lines of credit were maintained with various domestic and foreign banks amounting to $3,386,732,000 and $3,255,075,000 at December 31, 1993 and
1992, respectively. Of such amounts, $3,336,183,000 and $3,153,532,000 were unused at December 31, 1993 and 1992, respectively, of which $3,315,000,000 and $3,145,000,000, respectively, supported commercial paper outstanding. Approximately $1,325,000,000 of the lines of credit were under irrevocable multi-year revolving credit agreements and approximately $1,990,000,000 of the lines of credit were under irrevocable credit agreements of one year or less. The remaining $71,732,000 may be terminated by Financial or withdrawn by the banks at any time and are generally supported by payment of annual commitment fees. Commitment fees during 1993, 1992 and 1991 amounted to $5,721,000, $4,514,000 and $3,767,000, respectively. Financial may be exposed to market risk in the event of nonperformance by the banks on irrevocable lines of credit. Because nonperformance by a significant number of banks is not anticipated, the Company does not expect a material adverse effect on its results of operations or financial position. Subsequent to December 31, 1993, Financial and ITT replaced their credit lines supporting commercial paper with $7 billion of credit lines with 65 domestic and foreign banks. Financial's lines were comprised of a Three-Year Competitive Advance and Revolving Credit Facility Agreement and a 364-Day Competitive Advance and Revolving Credit Facility Agreement in the amounts of $1 billion and $3 billion, respectively. The three-year agreement requires Financial to maintain stockholder equity of not less than $750 million.

DEPOSITS AND CERTIFICATES

Financial's depository institutions obtain funds from customer deposits and issuance of various types of savings certificates. The weighted average interest rates on all such deposits and certificates outstanding at December 31, 1993 and 1992 were 2.97% and 4.15%, respectively.

The aggregate amount of certificates in denominations of $100,000 or more was $54,773,000 and $174,490,000 at December 31, 1993 and 1992,
respectively.

The fair value of demand deposits is the amount payable on demand as of December 31, 1993 and 1992. The estimated fair value of interest bearing certificates of deposit at December 31, 1993 and 1992 approximated carrying amount. Fair value of interest bearing certificates of deposit was estimated using the rates currently offered for deposits with similar remaining maturities.

TRANSACTIONS WITH AFFILIATES

In December, 1993, Financial sold to ITT $358.7 million of subordinated mortgage-backed securities. In return, ITT executed a promissory note payable to Financial for a like amount. Principal payments shall be credited monthly against the outstanding principal amount of the note equal to the amount of cash actually received on behalf of ITT from the securities. The note shall bear and accrue interest on a monthly basis at the rate per annum equal to the average of the daily 90 day Libor rate for the month of calculation plus 50 basis points, both for the actual number of days outstanding during the monthly interest period. Such monthly interest shall be payable quarterly. The note matures on December 31, 2003. The note receivable from ITT is included in Other Assets on the December 31, 1993 balance sheet of Financial.

RETAINED EARNINGS AND CAPITAL SURPLUS

In December, 1993, Financial declared and accrued its fourth quarter dividend to ITT in the amount of $207.3 million. The dividend payable is included in Accounts Payable and Accrued Liabilities on the December 31, 1993 balance sheet of Financial. The dividend was paid to ITT subsequent to December 31, 1993.

Due to the reduction in retained earnings resulting from the fourth quarter, 1992 reserve actions, Financial received from ITT a capital contribution of $612,219,000, including 4,808,267 shares of Alcatel Alsthom stock valued at $425,735,000 as of December 31, 1992. This contribution was a receivable carried in Other Assets at year-end 1992, and was received in the first quarter of 1993. The Alcatel Alsthom stock is included in Other Assets on the December 31, 1993 balance sheet of Financial.

Under the most restrictive of Financial's term agreement provisions covering restricted payments, consolidated retained earnings and capital surplus at December 31, 1993 aggregating $638,779,000 were unrestricted as to the payment of dividends.

A support agreement between ITT and the Company was executed on February 9, 1993, whereby ITT agreed to retain, directly or indirectly, ownership of a majority of the shares of capital stock of the Company having voting power for the election of directors and will assure that the consolidated debt to equity ratio (excluding depository institutions) of the Company at the end of each calendar quarter will not exceed 6.75 to 1. The agreement also provides for ITT to make loans to the Company on a subordinated basis up to $300,000,000 in the event that the Company lacks sufficient cash, other liquid assets or credit facilities to meet an obligation to pay principal of, or premium or interest on any commercial paper or other short-term debt obligation for money borrowed. Furthermore, the proceeds of any loan thereunder may only be used by the Company to meet such payment obligations. Any loan from ITT will be repayable upon demand anytime after the business day following the 29th day after such loan was made, provided there is no default in the payment by the Company of any indebtedness for money borrowed. Interest on the outstanding amount of any loan shall be at the fluctuating rate per annum equal to the announced prime rate of Chase Manhattan Bank, N.A. In addition, the agreement provides for ITT to assure that the Company will maintain unused committed bank lines of credit to back up 100% of its outstanding commercial paper. The agreement shall remain in full force and effect for so long as any debt for borrowed money by the Company is outstanding unless terminated by either party. Either party may terminate the agreement upon notice to the other party of not less than 60 nor more than 90 days prior to such termination, but in no event shall such termination be earlier than July 31, 1994. This agreement superseded a similar agreement executed on July 31, 1992.

- ----------------------------------------------------------------------------
Financial information pertaining to ITT is available in its periodic reports filed with the Securities and Exchange Commission pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934.

EXTRAORDINARY ITEM

In conjunction with the sale of the domestic unsecured consumer small loan portfolio, Financial decided to retire a portion of its fixed rate term debt. Fixed rate term debt was issued to finance this portfolio. In anticipation of these retirements and the related premiums, Financial recognized an extraordinary pre-tax loss at June 30, 1993, of $75 million ($49.5 million after-tax). In an invitation dated July 26, 1993, as supplemented on August 5, 1993, Financial offered to purchase between 25% and 35% of each of twelve series of securities aggregating $1.9 billion in outstanding principal amount. As a result of the invitation, Financial purchased, during the third quarter of 1993, $528.3 million principal amount of securities with interest rates ranging from 7% to 11%. The funds for the retirements were obtained from operations and from the issuance of other debt.

COMMITMENTS AND CONTINGENCIES

At December 31, 1993, Financial was obligated under long-term lease contracts, principally for office rental, furniture and fixtures and data processing equipment which expire on various dates. Minimum annual rental commitments under noncancellable operating and capital leases were as follows:


1994....................................................... $26,278,000
1995....................................................... $17,698,000
1996....................................................... $14,933,000
1997....................................................... $12,909,000
1998....................................................... $10,913,000
1999 and after............................................. $30,115,000

Rental expenses included in the statement of consolidated income for the years ended December 31, 1993, 1992 and 1991 were $50,852,000, $47,387,000 and $43,792,000, respectively.

In the normal course of business, Financial commits to originate or purchase loans and to purchase mortgage servicing rights. In addition, the insurance subsidiaries of Financial are obligated under financial guarantee bonds. These commitments and obligations are not expected to have any material adverse effect on the results of operations or the financial position of the Company.

Financial and its subsidiaries have been named as defendants and as potential defendants in various lawsuits and threatened litigation which include allegations regarding Financial's insurance sales practices. After consideration of established reserves, management believes that the outcome of such litigation, and other contingencies, will have no material adverse impact on the Company's results of operations or its financial position.

SUPPLEMENTARY INCOME STATEMENT INFORMATION

Advertising costs for the years ended December 31, 1993, 1992and 1991 were $8,487,000, $23,011,000 and $21,404,000, respectively.

INDUSTRY INFORMATION

For purposes of segment reporting, management considers Financial to operate in the finance industry.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 1993 and 1992 are as follows:


                                                                     THREE MONTHS ENDED,
                           ------------------------------------------------------------------------------------------------------
                                                 1993                                                  1992
                           ------------------------------------------------      ------------------------------------------------
                            MAR. 31     JUNE 30     SEPT. 30      DEC. 31         Mar. 31     June 30    Sept. 30      Dec. 31
                            -----------------------------------------------      ------------------------------------------------
                                                                   (THOUSANDS OF DOLLARS)
Revenues................    $449,786    $411,213    $376,451     $352,170        $495,410    $483,081    $489,895     $  531,924
                            --------    --------    --------     --------        --------    --------    --------     ----------
Expenses................    $384,914    $248,462    $304,839     $302,743        $464,936    $455,686    $441,184     $1,427,787
                            --------    --------    --------     --------        --------    --------    --------     ----------
Net Income (Loss) Before
 Extraordinary Item and
 Cumulative Effect of
 Accounting Changes.....    $ 43,355    $106,608    $ 57,910     $ 38,485        $ 23,627    $ 21,512    $ 34,433     $ (584,512)
                            --------    --------    --------     --------        --------    --------    --------     ----------
Net Income (Loss).......    $ 43,355    $ 57,108    $ 57,910     $ 38,485        $ 10,606    $ 21,512    $ 34,433     $ (584,512)
                            --------    --------    --------     --------        --------    --------    --------     ----------

A special provision of $612.2 million after-tax was recorded in the fourth quarter of 1992, principally as a result of Financial adopting a strategic plan to shift its emphasis to secured lending and downsize unsecured lending.

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     ITT FINANCIAL CORPORATION

                                     by        TERENCE L. PAYNE
                                        ...............................
                                              (Terence L. Payne)
                                     SENIOR VICE PRESIDENT AND CONTROLLER
                                        (PRINCIPAL ACCOUNTING OFFICER)

March 25, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                                TITLE                                           DATE
                   ---------                                                -----                                           ----
                FRANK J. SCHULTZ                          Chairman of the Board, President,                                3/9/94
          ----------------------------                     Chief Executive Officer and Director
               (Frank J. Schultz)
         (PRINCIPAL EXECUTIVE OFFICER)

                DAVID K. ZWIENER                          Executive Vice President,                                        3/9/94
          ----------------------------                     Treasurer, Chief Financial
               (David K. Zwiener)                          Officer and Director
         (PRINCIPAL FINANCIAL OFFICER)


                             SIGNATURE                                                TITLE                          DATE
                             ---------                                                -----                          ----

                          HOWARD J. AIBEL                            Director                                              3/9/94
- --------------------------------------------------------------------
                         (Howard J. Aibel)

                         BETTE B. ANDERSON                           Director                                              3/9/94
- --------------------------------------------------------------------
                        (Bette B. Anderson)

                          ROBERT A. BOWMAN                           Director                                             3/25/94
- --------------------------------------------------------------------
                         (Robert A. Bowman)

                         JOHN D. BRODERICK                           Director                                              3/9/94
- --------------------------------------------------------------------
                        (John D. Broderick)

                          MELVIN F. BROWN                            Director                                             3/21/94
- --------------------------------------------------------------------
                         (Melvin F. Brown)

                           DALE R. COMEY                             Director                                              3/9/94
- --------------------------------------------------------------------
                          (Dale R. Comey)

                        STEPHEN R. LESKOVSKY                         Director                                              3/9/94
- --------------------------------------------------------------------
                       (Stephen R. Leskovsky)

                          EDWARD C. MEYER                            Director                                              3/9/94
- --------------------------------------------------------------------
                         (Edward C. Meyer)

                          RALPH W. PAUSIG                            Director                                              3/9/94
- --------------------------------------------------------------------
                         (Ralph W. Pausig)

                           DALE R. WALKER                            Director                                              3/9/94
- --------------------------------------------------------------------
                          (Dale R. Walker)

                         GRAHAM J. WILLIAMS                          Director                                              3/9/94
- --------------------------------------------------------------------
                        (Graham J. Williams)

                                  2-1

                             EXHIBIT INDEX

                                                                                                   INCORPORATED BY REFERENCE TO
                                                                                                   ----------------------------
EXHIBIT NO.           TITLE                                                                          EXHIBIT/REGISTRATION NO.
- -----------           -----                                                                          ------------------------

   2  - Plan of acquisition, reorganization,                                                     Not Applicable
        arrangement, liquidation or succession

 3(i) - Restated Certificate of Incorporation                                                    Exhibit 3.1 to Registrant's Form
                                                                                                 8-K filed February 6, 1991 (File
                                                                                                 No. 1-7437)

 3(ii)- By-Laws                                                                                  Exhibit 3.2 to Registrant's Form
                                                                                                 8-K filed February 6, 1991 (File
                                                                                                 No. 1-7437)

   4  - Instruments defining the rights of security holders,                                      --
        including indentures*

   9  - Voting trust agreement                                                                   None

  10  - Material contracts                                                                       None

  11  - Statement re computation of per share earnings                                           Not Applicable

  12  - Statements re computation of ratios                                                      Filed herewith

  13  - Annual report to security holders, Form 10-Q or                                          Not Applicable
        quarterly report to security holders

  16  - Letter re change in certifying accountant                                                Not Applicable

  18  - Letter re changes in accounting principles                                               Not Applicable

  21  - Subsidiaries of the registrant**                                                          --

  22  - Published report regarding matters submitted to                                          Not Applicable
        vote of security holders

  23  - Consents of experts and counsel                                                          Filed herewith
        Opinions and Consents of independent public accountants

  24  - Power of Attorney                                                                        None

  27  - Financial Data Schedule

  28  - Information from reports furnished to state                                              Not required to be filed
        insurance regulatory authorities

  99  - Additional exhibits                                                                      None

- -----

 *Instruments defining rights of holders of Financial's long-term debt
  (which are its only securities registered under Section 12 of the Securities and Exchange Act of 1934) are not referred to herein because the total amount of securities authorized under any such individual instrument does not exceed 10% of the total assets of Financial and its subsidiaries on a consolidated basis. Financial will furnish a copy of any such instrument to the Commission upon request.

**Omitted pursuant to General Instruction J(2)(b) of Form 10-K.

                                    2-2