Form 10-Q
period 1994-03-31
ITT FINANCIAL CORP
filed 1994-05-12
CIK 52825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

                           _________________________



(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934.

For the quarterly period ended March 31, 1994.

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

Commission File No.1-7437

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                           ITT FINANCIAL CORPORATION

Incorporated in the State of Delaware                               43-0815676
                                                              (I.R.S. Employer
                                                             Identification No.)

                         (Principal Executive Offices)

          645 Maryville Centre Drive, St. Louis, Missouri 63141-5832
                        Telephone Number:  314-542-3636

                           _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .     No     .

                           _________________________

     As of May 2, 1994 there were outstanding ten (10) shares of common stock, par value $100 per share, of the registrant, all of which are owned by ITT Corporation.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     ________

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements -

          Consolidated Income - Three Months Ended
          March 31, 1994 and 1993 ................................       2

          Consolidated Balance Sheets - March 31, 1994
          and December 31, 1993 ..................................       3

          Consolidated Cash Flows - Three Months Ended
          March 31, 1994 and 1993 ................................       4

          Notes to Financial Statements ...........................      5

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations* - Three Months Ended
      March 31, 1994 and 1993 ....................................       6


PART II. OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K ..................       8

      Signature ..................................................       8

      Exhibit Index ..............................................       9

      Exhibit 12.  Computations of Ratios of Earnings to
      Fixed Charges ..............................................       10



*Item prepared in accordance with General Instruction H(2)(a) of Form 10-Q.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
_____________________________

The following unaudited financial statements, in the opinion of ITT Financial Corporation, reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented. For a description of accounting policies, see the Notes to Financial Statements in the 1993 annual report on Form 10-K.


                  ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED INCOME

                                (In thousands)

                                                       Three Months Ended
                                                            March 31,
                                                      ____________________
                                                        1994        1993
                                                      ________    ________
  Finance Charges and Fees                            $214,159    $350,745
  Interest Expense                                     140,058     161,783
                                                      ________    ________
    Lending Spread                                      74,101     188,962
  Insurance Premiums                                    45,560      40,733
  Investment Income                                     40,244      45,975
  Servicing and Other Income                            38,441      12,333
                                                      ________    ________
                                                       198,346     288,003
                                                      ________    ________
  Operating Expense                                    110,758     168,746
  Provision for Credit Losses                           30,564      35,688
  Insurance Benefits                                    15,980      18,697
                                                      ________    ________
                                                       157,302     223,131
                                                      ________    ________
  Income Before Income Tax                              41,044      64,872
  Income Tax                                            13,845      21,517
                                                      ________    ________

  Net Income Before Cumulative Effect
    of Accounting Change                                27,199      43,355

  Cumulative Effect of Accounting Change,
    net of tax benefit of $3,633                        (6,747)       -
                                                      ________    ________

Net Income                                            $ 20,452    $ 43,355
                                                      ________    ________
                                                      ________    ________


                        ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                      (In thousands except for shares and per share)

                                          ASSETS

                                                               March 31,     December 31,
                                                                  1994           1993
                                                              ___________    ____________
Finance Receivables (net of unearned income):
  Consumer                                                    $ 4,087,243    $ 3,272,537
  Commercial                                                    4,393,341      4,233,909
                                                              ___________    ___________
    Total Finance Receivables                                   8,480,584      7,506,446
  Reserve for credit losses                                      (229,150)      (220,277)
                                                              ___________    ___________
    Finance Receivables, net                                    8,251,434      7,286,169
Investment Securities                                           3,006,614      3,097,442
Other Assets                                                    1,469,682      1,329,736
                                                              ___________    ___________
                                                              $12,727,730    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________

                            LIABILITIES AND STOCKHOLDER EQUITY

Term Debt (including current maturities of
  $1,817,393 and $1,775,673)                                  $ 6,279,901    $ 6,247,804
Commercial Paper and Other Debt                                 3,548,820      2,466,315
Deposits and Certificates                                         468,635        558,243
Insurance Policy and Claim Reserves                               211,460        228,012
Accounts Payable and Accrued Liabilities                          885,989      1,098,733
Deferred Income Tax                                                65,476         55,136
                                                              ___________    ___________
         Total Liabilities                                     11,460,281     10,654,243
                                                              ___________    ___________
Stockholder Equity:
  Common stock - Authorized 1,000 shares, $100 par value;
    Outstanding 10 shares held by ITT Corporation                       1              1
  Capital surplus                                               1,289,233      1,099,854
  Unrealized gain on securities, net of tax                           430          1,916
  Retained earnings (deficit)                                     (22,215)       (42,667)
                                                              ___________    ___________
         Total Stockholder Equity                               1,267,449      1,059,104
                                                              ___________    ___________
                                                              $12,727,730    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________

                         ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED CASH FLOWS

                                       (In thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                               _________________________
                                                                   1994          1993
                                																					          ___________   ___________
Operating Activities:
  Net income                                                   $    20,452   $    43,355
  Cumulative effect of accounting change                             6,747             -
                                                               ___________   ___________
    Income before cumulative effect of accounting change            27,199        43,355
  Adjustments to income before cumulative effect of
    accounting change -
      Provision for credit losses                                   30,564        35,688
      Depreciation and amortization                                 13,221        12,417
      Change in accrued and deferred income taxes                    8,866         7,583
      Decrease in finance charges earned but not collected             760         8,718
      Amortization of debt discount and premium, net                   684         (136)
      (Decrease) increase in accounts payable
        and accrued liabilities                                    (44,959)       85,351
      Decrease in insurance policy and claim reserves              (16,552)      (30,455)
      Gain on sale of investment securities                         (2,438)         (471)
      Other, net                                                   (11,164)       (3,036)
                                                               ___________   ___________
      Net cash provided from operating activities                    6,181       159,014
                                                               ___________   ___________
Investing Activities:
  Finance receivables originated or purchased                   (5,553,319)   (4,395,913)
  Finance receivables repaid or sold                             4,600,796     4,192,975
  Investment securities purchased                               (2,779,158)   (1,806,980)
  Investment securities matured or sold                          2,863,684     1,828,570
  Decrease (increase) in other assets                               69,886       (67,141)
                                                               ___________   ___________
      Net cash used for investing activities                      (798,111)     (248,489)
                                                               ___________   ___________
Financing Activities:
  Issuance of term debt                                            416,413       240,586
  Repayments of term debt                                         (385,000)     (466,320)
  Increase in commercial paper and other debt                    1,057,415       184,358
  Deposits                                                         672,683       415,350
  Withdrawals                                                     (762,291)     (470,503)
  Capital contributions                                               -          186,000
  Dividends paid                                                  (207,285)         -
                                                               ___________   ___________
      Net cash provided from financing activities                  791,935        89,471
                                                               ___________   ___________

Change in cash                                                           5            (4)
Cash-beginning of year                                                 101           263
                                                               ___________   ___________
Cash-end of period                                             $       106   $       259
                                                               ___________   ___________
                                                               ___________   ___________

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
      Interest                                                 $   140,476   $   172,280
      Income tax (refund), net                                 $     3,553   $   (73,064)

                         NOTES TO FINANCIAL STATEMENTS

Finance Receivables
___________________

On June 3, 1993, ITT Financial and its subsidiaries ("Financial") completed the sale of its domestic unsecured consumer small loan portfolio (consumer loans held for repositioning). Accordingly, Financial recognized a pre-tax gain of $95 million in the second quarter of 1993, based on recorded values as of the closing of the sale and certain costs and restructuring expenses incurred by Financial as part of the transaction. Financial acquired a 15% equity interest in the purchasing group at a cost of approximately $29 million.

Finance receivables consisted of the following:

                                              March 31,    December 31,
                                                1994           1993
                                             __________    ____________

                                                   (In thousands)
Finance Receivables
  Consumer:
    Real estate                              $3,142,816     $2,362,975
    Unsecured small loans                     1,235,815      1,221,133
    Sales finance                                36,873         36,448
    Accrued interest                             24,923         26,082
                                             __________     __________
     Total                                    4,440,427      3,646,638
                                             __________     __________

  Commercial:
    Inventory financing                       1,963,964      1,766,791
    Equipment and other loans                 1,320,507      1,327,162
    Real estate                               1,292,875      1,321,578
    Accrued interest                              7,878         10,727
                                             __________     __________
     Total                                    4,585,224      4,426,258
                                             __________     __________
  Finance receivables, gross                  9,025,651      8,072,896
  Unearned income                              (545,067)      (566,450)
  Reserve for credit losses                    (229,150)      (220,277)
                                             __________     __________
Total Finance Receivables, net               $8,251,434     $7,286,169
                                             __________     __________
                                             __________     __________

Change in Accounting Principle:
______________________________

During the 1994 first quarter, Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on Financial's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder Equity directly or is reflected in Consolidated Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholder Equity. Under SFAS No. 115,

Financial's portfolios are classified as "available-for-sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholder Equity designated "Unrealized gain on securities, net of tax". At March 31, 1994, the unrealized gain on securities, net of tax was $430 thousand.

In adopting SFAS No. 115, Emerging Issues Task Force ("EITF") Issue No. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF No. 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totalled $6.7 million after tax.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations
_____________

                  THREE MONTHS ENDED MARCH 31, 1994 AND 1993

The term "finance receivables" as used under this item includes receivables relative to ITT Financial's continuing businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending and consumer lending in the Caribbean).

Operations
__________

Finance charges and fees were earned as follows:

                                                1994         1993
                                              ________     ________
   Continuing businesses                      $214,159     $228,687
   Consumer loans held for repositioning
     (sold June, 1993)                            -         122,058
                                              ________     ________
                                              $214,159     $350,745
                                              ________     ________
                                              ________     ________

Finance charges and fees on finance receivables decreased 6% in the three months ended March 31, 1994 compared with the same period in 1993 due to a lower average portfolio yield, the result of a change in portfolio mix, and asset securitization, partially offset by the impact of a higher level of average consumer finance receivables. However, the absence of finance charges relative to consumer loans held for repositioning, due to the liquidation of the portfolio, resulted in an overall decline in finance charges of 39%. Reference is made to the Notes to Financial Statements for further information concerning the portfolio sale. Similarly, operating expense decreased 34% for the three months ended March 31, 1994 compared with the same period in 1993 principally due to exiting the domestic unsecured loan business in 1993 and cost efficiency programs, partially offset by growth in volume and assets in the continuing businesses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations (continued)
_________________________


Interest expense decreased 13% in the three months ended March 31, 1994 compared with the same period in 1993 due to lower interest rates and a decrease in average borrowings.

Insurance premiums increased 12% in the three months ended March 31, 1994 compared with the same period in 1993 due to increased premiums from non-captive insurance activities, partially offset by a lower number of captive policies in force as a result of exiting the domestic unsecured loan business in 1993. However, insurance benefits decreased 15% in the three months ended March 31, 1994 compared with the same period in 1993 as a result of the lower number of captive policies in force, a lower incurred loss experience on the captive business and improved non-captive reinsurance experience, partially offset by increased non-captive insurance activities.

Investment income decreased 12% in the three months ended March 31, 1994 compared with the same period in 1993 due to a lower portfolio yield primarily the result of a change in portfolio mix.

Servicing and other income increased by 212% in the three months ended March 31, 1994 over the comparable period in 1993 primarily due to an increase in portfolio servicing activities resulting from the securitization and sale of inventory finance receivables with servicing retained.

The provision for credit losses decreased 14% in the three months ended
March 31, 1994 compared with the same period in 1993 as a result of exiting the domestic unsecured loan business in 1993, partially offset by increased loss provision related to earthquake damage to certain California commercial real estate loan properties.


Income Tax
__________

Income tax on income before cumulative effect of accounting change decreased 36% for the three months ended March 31, 1994 compared with the same period in 1993 primarily due to a decrease in pre-tax income.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  See Exhibit Index.

    (b) ITT Financial Corporation filed the following report on Form 8-K during the quarter covered by this report:

           -  Dated January 10, 1994, reporting Item #5 - "Other Events."





________________________________________________________________________________





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ITT FINANCIAL CORPORATION
                                                 (Registrant)


Dated:  May 2, 1994                     By:  /s/ Terence L. Payne
                                           _______________________________
                                                Terence L. Payne
                                      Senior Vice President and Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                ______________

Exhibit
  No.                   Description                                Location
_______                 ___________                              _______________
  (2)   Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                     -

  (4)   Instruments defining the rights of security
        holders, including indentures                            Not required
                                                                 to be filed.*

 (10)   Material contracts                                            -

 (11)   Statement re computation of per share earnings                -

 (12)   Statements re computation of ratios                      Filed herewith.

 (15)   Letter re unaudited interim financial information             -

 (18)   Letter re change in accounting principles                     -

 (19)   Report furnished to security holders                          -

 (22)   Published report regarding matters submitted to
        vote of security holders                                      -

 (23)   Consents of experts and counsel                               -

 (24)   Power of attorney                                             -

 (99)   Additional exhibits                                           -

_____________

* The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant's term debt upon request of the Commission.

                                                                   Exhibit 12.


                  ITT FINANCIAL CORPORATION AND SUBSIDIARIES

              COMPUTATIONS OF RATIOS OF EARNINGS TO FIXED CHARGES


                                (In thousands)

                                                           Three Months Ended
                                                                March 31,
                                                          ____________________
                                                            1994        1993
                                                          ________    ________
Earnings:

  Income before cumulative effect of
    accounting change                                     $ 27,199    $ 43,355

  Add income tax                                            13,845      21,517
                                                          ________    ________

                                                            41,044      64,872
                                                          ________    ________


  Add fixed charges:

    Interest expense                                       140,058     161,783

    Interest factor attributable to rentals*                 1,439       2,264
                                                          ________    ________

                                                           141,497     164,047
                                                          ________    ________

  Income as adjusted, before cumulative
    effect of accounting change                           $182,541    $228,919
                                                          ________    ________
                                                          ________    ________


Ratios:

  Income as adjusted, before cumulative effect
    of accounting change to fixed charges                     1.29        1.40
                                                          ________    ________
                                                          ________    ________

__________

*The interest factor attributable to rentals was computed by applying to the estimated present value of all long-term rental commitments the approximate weighted average interest rate inherent in the lease obligations, and adding thereto the interest element assumed in short-term cancellable rentals excluded from the commitment data but included in rental expense.