Form 10-Q
period 1994-06-30
ITT FINANCIAL CORP
filed 1994-08-12
CIK 52825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

                           _________________________



(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934.

For the quarterly period ended June 30, 1994.

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

                           _________________________

     As of August 10, 1994 there were outstanding ten (10) shares of common stock, par value $100 per share, of the registrant, all of which are owned by ITT Corporation.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     ________

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements -

          Consolidated Income - Second Quarter and Six Months
          Ended June 30, 1994 and 1993 ............................      2

          Consolidated Balance Sheets - June 30, 1994
          and December 31, 1993 ...................................      3

          Consolidated Cash Flows - Six Months Ended
          June 30, 1994 and 1993 ..................................      4

          Notes to Financial Statements ...........................      5

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations* - Six Months Ended
      June 30, 1994 and 1993 ......................................      6


PART II. OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K ...................      8

      Signature ...................................................      8

      Exhibit Index ...............................................      9

      Exhibit 12.  Computations of Ratios of Earnings to
      Fixed Charges ...............................................      10



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


                       ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED INCOME

                                     (In thousands)

                                                                     Six Months Ended
                                           Second Quarter                June 30,
                                        ____________________       ____________________
                                          1994        1993           1994        1993
                                        ________    ________       ________    ________
Finance Charges and Fees                $217,134    $304,981       $431,293    $655,726
Interest Expense                         149,895     155,423        289,953     317,206
                                        ________    ________       ________    ________
  Lending Spread                          67,239     149,558        141,340     338,520
Insurance Premiums                        42,463      39,382         88,023      80,115
Investment Income                         43,403      45,671         83,647      91,646
Servicing and Other Income                38,176      21,179         76,617      33,512
                                        ________    ________       ________    ________
                                         191,281     255,790        389,627     543,793
                                        ________    ________       ________    ________
Operating Expense                        104,319     161,007        215,077     329,753
Provision for Credit Losses               32,227       8,138         62,791      43,826
Insurance Benefits                         7,777      18,894         23,757      37,591
Gain on Sale of Consumer Loans
  Held for Repositioning                    -        (95,000)          -        (95,000)
                                        ________    ________       ________    ________
                                         144,323      93,039        301,625     316,170
                                        ________    ________       ________    ________
Income Before Income Tax                  46,958     162,751         88,002     227,623
Income Tax                                16,165      56,143         30,010      77,660
                                        ________    ________       ________    ________

Net Income Before Cumulative
  Effect of Accounting Change
  and Extraordinary Item                  30,793     106,608         57,992     149,963
Cumulative Effect of Accounting
  Change, net of tax benefit
  of $3,633                                 -           -            (6,747)       -
Extraordinary Item-Provision for
  Loss on Retirement of Debt
  (less applicable income tax
  benefit of $25,500)                       -        (49,500)          -        (49,500)
                                        ________    ________       ________    ________

Net Income                              $ 30,793    $ 57,108       $ 51,245    $100,463
                                        ________    ________       ________    ________
                                        ________    ________       ________    ________



                        ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                      (In thousands except for shares and per share)

                                          ASSETS

                                                                June 30,     December 31,
                                                                  1994           1993
                                                              ___________    ____________
Finance Receivables (net of unearned income):
  Consumer                                                    $ 2,994,025    $ 3,272,537
  Commercial                                                    4,288,376      4,233,909
                                                              ___________    ___________
    Total Finance Receivables                                   7,282,401      7,506,446
  Reserve for credit losses                                      (239,371)      (220,277)
                                                              ___________    ___________
    Finance Receivables, net                                    7,043,030      7,286,169
Investment Securities                                           4,528,712      3,097,442
Other Assets                                                    1,389,298      1,329,736
                                                              ___________    ___________
                                                              $12,961,040    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________

                            LIABILITIES AND STOCKHOLDER EQUITY

Term Debt (including current maturities of
  $1,608,969 and $1,775,673)                                  $ 5,885,936    $ 6,247,804
Commercial Paper and Other Debt                                 4,287,625      2,466,315
Deposits and Certificates                                         459,904        558,243
Insurance Policy and Claim Reserves                               187,790        228,012
Accounts Payable and Accrued Liabilities                          876,361      1,098,733
Deferred Income Tax                                                59,983         55,136
                                                              ___________    ___________
         Total Liabilities                                     11,757,599     10,654,243
                                                              ___________    ___________
Stockholder Equity:
  Common stock - Authorized 1,000 shares, $100 par value;
    Outstanding 10 shares held by ITT Corporation                       1              1
  Capital surplus                                               1,238,491      1,099,854
  Unrealized (loss) gain on securities, net of tax                (43,629)         1,916
  Retained earnings (deficit)                                       8,578        (42,667)
                                                              ___________    ___________
         Total Stockholder Equity                               1,203,441      1,059,104
                                                              ___________    ___________
                                                              $12,961,040    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________




                         ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED CASH FLOWS

                                       (In thousands)

                                                                      Six Months Ended
                                                                        June 30,
                                                               __________________________
                                                                   1994           1993
                                                               ____________   ___________
Operating Activities:
  Net income                                                   $     51,245   $   100,463
  Cumulative effect of accounting change                              6,747          -
  Extraordinary item                                                   -           49,500
                                                               ____________   ___________
    Income before cumulative effect of accounting
      change and extraordinary item                                  57,992       149,963
  Adjustments to income before cumulative effect of
    accounting change and extraordinary item -
      Provision for credit losses                                    62,791        43,826
      Change in accrued and deferred income taxes                    54,649       136,750
      Depreciation and amortization                                  22,335        25,297
      Amortization of debt discount and premium, net                  1,244          (632)
      (Decrease) in accounts payable and accrued liabilities        (68,584)      (29,239)
      Decrease in insurance policy and claim reserves               (40,222)      (57,139)
      (Increase) decrease in finance charges earned
        but not collected                                            (4,342)        5,774
      (Gain) loss on investment securities                           (2,519)        5,224
      Gain on sale of consumer loans held for repositioning            -          (95,000)
      Other, net                                                    (15,508)      (10,508)
                                                               ____________   ___________
      Net cash provided from operating activities                    67,836       174,316
                                                               ____________   ___________
Investing Activities:
  Finance receivables originated or purchased                   (10,908,178)   (8,921,262)
  Finance receivables repaid or sold                             11,092,095     8,531,813
  Investment securities purchased                                (5,847,087)   (4,425,531)
  Investment securities matured or sold                           4,343,278     4,389,423
  Proceeds from sale of consumer loans held
    for repositioning                                                  -        1,479,507
  Decrease (increase) in other assets                                60,698       (81,490)
                                                               ____________   ___________
      Net cash provided (used) for investing activities          (1,259,194)      972,460
                                                               ____________   ___________
Financing Activities:
  Issuance of term debt                                             416,413     1,157,642
  Repayments of term debt                                          (779,525)   (1,010,194)
  Increase (decrease) in commercial paper and other debt          1,805,800    (1,052,557)
  Deposits                                                        1,270,074       922,096
  Withdrawals                                                    (1,368,413)     (994,998)
  Capital contributions                                              68,149       235,335
  Dividends paid                                                   (221,134)     (404,138)
                                                               ____________   ___________
      Net cash provided (used) for financing activities           1,191,364    (1,146,814)
                                                               ____________   ___________

Change in cash                                                            6           (38)
Cash-beginning of year                                                  101           263
                                                               ____________   ___________
Cash-end of period                                             $        107   $       225
                                                               ____________   ___________
                                                               ____________   ___________

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
      Interest                                                 $    300,761   $   342,003
      Income tax (refund), net                                 $    (28,286)  $   (56,128)


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

                                              June 30,     December 31,
                                                1994           1993
                                             __________    ____________

                                                   (In thousands)
Finance Receivables
  Consumer:
    Real estate                              $2,042,693     $2,362,975
    Unsecured small loans                     1,263,141      1,221,133
    Sales finance                                37,150         36,448
    Accrued interest                             24,926         26,082
                                             __________     __________
     Total                                    3,367,910      3,646,638
                                             __________     __________

  Commercial:
    Inventory financing                       1,875,667      1,766,791
    Equipment and other loans                 1,378,943      1,327,162
    Real estate                               1,227,670      1,321,578
    Accrued interest                             10,255         10,727
                                             __________     __________
     Total                                    4,492,535      4,426,258
                                             __________     __________
  Finance receivables, gross                  7,860,445      8,072,896
  Unearned income                              (578,044)      (566,450)
  Reserve for credit losses                    (239,371)      (220,277)
                                             __________     __________
Total Finance Receivables, net               $7,043,030     $7,286,169
                                             __________     __________
                                             __________     __________

Change in Accounting Principle:
______________________________

During the 1994 first quarter, Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on Financial's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder Equity directly or is reflected in Consolidated Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholder Equity. Under SFAS No. 115,

Financial's portfolios are classified as "available-for-sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholder Equity designated "Unrealized gain on securities, net of tax". At June 30, 1994, the unrealized loss on securities, net of tax, was $43.6 million.

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

Extraordinary Item
__________________

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

                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993

The term "finance receivables" as used under this item includes receivables relative to ITT Financial's continuing businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending and consumer lending in the Caribbean).

Operations
__________

Finance charges and fees were earned as follows:

                                                1994         1993
                                              ________     ________
     Continuing businesses                    $431,293     $460,862
     Consumer loans held for repositioning
       (sold June, 1993)                          -         194,864
                                              ________     ________
                                              $431,293     $655,726
                                              ________     ________
                                              ________     ________


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations (continued)
_________________________

Finance charges and fees on finance receivables decreased 6% in the six months ended June 30, 1994 compared with the same period in 1993 due to asset securitizations and a lower average portfolio yield, the result of a change in portfolio mix and the shift to a higher credit quality portfolio, partially offset by the impact of a higher level of average consumer finance receivables. However, the absence of finance charges relative to consumer loans held for repositioning, due to the liquidation of the portfolio, resulted in an overall decline in finance charges of 34%. Reference is made to the Notes to Financial Statements for further information concerning the portfolio sale. Similarly, operating expense decreased 35% for the six months ended June 30, 1994 compared with the same period in 1993 principally due to exiting the domestic unsecured loan business in 1993 and cost efficiency programs, partially offset by growth in volume and assets in the continuing businesses.

Interest expense decreased 9% in the six months ended June 30, 1994 compared with the same period in 1993 due to lower interest rates and a decrease in average borrowings.

Insurance premiums increased 10% in the six months ended June 30, 1994 compared with the same period in 1993 due to increased premiums from non-captive insurance activities, partially offset by a lower number of captive policies in force as a result of exiting the domestic unsecured loan business in 1993. However, insurance benefits decreased 37% in the six months ended June 30, 1994 compared with the same period in 1993 as a result of a reduction in captive insurance activities and favorable captive and non-captive loss experience, partially offset by increased non-captive insurance activities.

Investment income decreased 9% in the six months ended June 30, 1994 compared with the same period in 1993 due to a lower portfolio yield primarily the result of a change in portfolio mix, partially offset by gains on investment securities and a higher level of investments. The change in portfolio mix and the increase in the level of investments is partially the result of the securitization of consumer real estate receivables and the sale of subordinated mortgage-backed securities to ITT Corporation ("ITT") in December, 1993 (see "Servicing and other income", below).

Servicing and other income increased by 129% in the six months ended June 30, 1994 over the comparable period in 1993 primarily due to an increase in portfolio servicing activities resulting from the securitization and sale of inventory finance receivables with servicing retained and interest on the note receivable from ITT related to its purchase of subordinated mortgage-backed securities, partially offset by the absence, in 1994, of the temporary servicing fees relative to the consumer loans sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations (continued)
_________________________

The provision for credit losses increased by $19 million in the six months ended June 30, 1994 compared with the same period in 1993 as a result of an increased loss provision of $29 million related to the California commercial real estate portfolio. This increase reflects earthquake damage and other portfolio deterioration. While the Company's commercial real estate portfolio is showing improvement in many geographic regions, the California portfolio is showing signs of continued stress due to the economic climate in that state. Management continues to monitor and aggressively manage this portfolio. The loss provision for the rest of the portfolios was down by $10 million.

Gain on Sale of Consumer Loans Held for Repositioning
_____________________________________________________

On June 3, 1993, the sale of the domestic unsecured consumer small loan portfolio (consumer loans held for repositioning) was completed. As a result, a pre-tax gain of $95 million was recognized in the second quarter of 1993. Reference is made to the Notes to Financial Statements for further information concerning the sale.

Income Tax
__________

Income tax on income before cumulative effect of accounting change and extraordinary item decreased 61% for the six months ended June 30, 1994 compared with the same period in 1993 primarily due to a decrease in pre-tax income.


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  See Exhibit Index.

    (b) ITT Financial Corporation filed the following report on Form 8-K during the quarter covered by this report:

           -  Dated May 3, 1994, reporting Item #5 - "Other Events."

________________________________________________________________________________
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ITT FINANCIAL CORPORATION
                                                 (Registrant)


Dated:  August 10, 1994                  By:  /s/ Terence L. Payne
                                           _______________________________
                                                Terence L. Payne
                                      Senior Vice President and Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                ______________


Exhibit
  No.                                     Description              Location
_______                                   ___________            _______________
  (2)   Plan of acquisition, reorganization, arrangement,
        liquidation or succession                                     -

  (4)   Instruments defining the rights of security              Not required
        holders, including indentures                            to be filed.*

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

                                                                   Exhibit 12.


                  ITT FINANCIAL CORPORATION AND SUBSIDIARIES

              COMPUTATIONS OF RATIOS OF EARNINGS TO FIXED CHARGES


                                (In thousands)



                                                            Six Months Ended
                                                                June 30,
                                                          ____________________
                                                            1994        1993
                                                          ________    ________
Earnings:

  Income before cumulative effect of accounting
    change and extraordinary item                         $ 57,992    $149,963

  Add income tax                                            30,010      77,660
                                                          ________    ________

                                                            88,002     227,623
                                                          ________    ________


  Add fixed charges:

    Interest expense                                       289,953     317,206

    Interest factor attributable to rentals*                 2,816       4,493
                                                          ________    ________

                                                           292,769     321,699
                                                          ________    ________

  Income as adjusted, before cumulative effect
    of accounting change and extraordinary item           $380,771    $549,322
                                                          ________    ________
                                                          ________    ________


Ratios:

  Income as adjusted, before cumulative effect
    of accounting change and extraordinary item
    to fixed charges                                          1.30        1.71
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