Form 10-Q
period 1994-09-30
ITT FINANCIAL CORP
filed 1994-11-09
CIK 52825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

                           _________________________



(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934.

For the quarterly period ended September 30, 1994.

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

                           _________________________

     As of November 8, 1994 there were outstanding ten (10) shares of common stock, par value $100 per share, of the registrant, all of which are owned by ITT Corporation.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     ________

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements -

          Consolidated Income - Third Quarter and Nine Months
          Ended September 30, 1994 and 1993 .......................      2

          Consolidated Balance Sheets - September 30, 1994
          and December 31, 1993 ...................................      3

          Consolidated Cash Flows - Nine Months Ended
          September 30, 1994 and 1993 .............................      4

          Notes to Financial Statements ...........................      5

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations* - Nine Months Ended
      September 30, 1994 and 1993 .................................      6


PART II. OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K ...................      8

      Signature ...................................................      8

      Exhibit Index ...............................................      9

      Exhibit 12.  Computations of Ratios of Earnings to
      Fixed Charges ...............................................      10

      Exhibit 27.  Financial Data Schedule ........................      11


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


                       ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED INCOME

                                     (In thousands)

                                                                     Nine Months Ended
                                            Third Quarter              September 30,
                                        ____________________       ____________________
                                          1994        1993           1994        1993
                                        ________    ________       ________    ________
Finance Charges and Fees                $206,539    $236,708       $637,832    $892,434
Interest Expense                         155,896     146,406        445,849     463,612
                                        ________    ________       ________    ________
  Lending Spread                          50,643      90,302        191,983     428,822
Insurance Premiums                        38,040      38,176        126,063     118,291
Investment Income                         69,630      45,299        153,277     136,945
Servicing and Other Income                50,420      56,268        127,037      89,780
                                        ________    ________       ________    ________
                                         208,733     230,045        598,360     773,838
                                        ________    ________       ________    ________
Operating Expense                        100,567     122,306        315,644     452,059
Provision for Credit Losses               35,594      22,203         98,385      66,029
Insurance Benefits                        11,115      13,924         34,872      51,515
Gain on Sale of Consumer Loans
  Held for Repositioning                    -           -              -        (95,000)
                                        ________    ________       ________    ________
                                         147,276     158,433        448,901     474,603
                                        ________    ________       ________    ________
Income Before Income Tax                  61,457      71,612        149,459     299,235
Income Tax                                16,220      13,702         46,230      91,362
                                        ________    ________       ________    ________

Net Income Before Cumulative
  Effect of Accounting Change
  and Extraordinary Item                  45,237      57,910        103,229     207,873
Cumulative Effect of Accounting
  Change, net of tax benefit
  of $3,633                                 -           -            (6,747)       -
Extraordinary Item-Provision for
  Loss on Retirement of Debt
  (less applicable income tax
  benefit of $25,500)                       -           -              -        (49,500)
                                        ________    ________       ________    ________

Net Income                              $ 45,237    $ 57,910       $ 96,482    $158,373
                                        ________    ________       ________    ________
                                        ________    ________       ________    ________


                        ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                      (In thousands except for shares and per share)

                                          ASSETS

                                                             September 30,   December 31,
                                                                 1994            1993
                                                             _____________   ____________
Finance Receivables (net of unearned income):
  Consumer                                                    $ 3,062,002    $ 3,272,537
  Commercial                                                    4,427,741      4,233,909
                                                              ___________    ___________
    Total Finance Receivables                                   7,489,743      7,506,446
  Reserve for credit losses                                      (231,341)      (220,277)
                                                              ___________    ___________
    Finance Receivables, net                                    7,258,402      7,286,169
Investment Securities                                           4,734,129      3,097,442
Other Assets                                                    1,431,726      1,329,736
                                                              ___________    ___________
                                                              $13,424,257    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________

                            LIABILITIES AND STOCKHOLDER EQUITY

Term Debt (including current maturities of
  $1,737,403 and $1,775,673)                                  $ 5,834,384    $ 6,247,804
Commercial Paper and Other Debt                                 4,604,537      2,466,315
Deposits and Certificates                                         517,235        558,243
Insurance Policy and Claim Reserves                               173,741        228,012
Accounts Payable and Accrued Liabilities                          964,746      1,098,733
Deferred Income Tax                                                64,060         55,136
                                                              ___________    ___________
         Total Liabilities                                     12,158,703     10,654,243
                                                              ___________    ___________
Stockholder Equity:
  Common stock - Authorized 1,000 shares, $100 par value;
    Outstanding 10 shares held by ITT Corporation                       1              1
  Capital surplus                                               1,283,491      1,099,854
  Unrealized (loss) gain on securities, net of tax                (71,753)         1,916
  Retained earnings (deficit)                                      53,815        (42,667)
                                                              ___________    ___________
         Total Stockholder Equity                               1,265,554      1,059,104
                                                              ___________    ___________
                                                              $13,424,257    $11,713,347
                                                              ___________    ___________
                                                              ___________    ___________



                         ITT FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED CASH FLOWS

                                       (In thousands)

                                                                      Nine Months Ended
                                                                      September 30,
                                                               ___________________________
                                                                   1994           1993
                                                               ____________   ____________
Operating Activities:
  Net income                                                   $     96,482   $    158,373
  Cumulative effect of accounting change                              6,747           -
  Extraordinary item                                                   -            49,500
                                                               ____________   ____________
    Income before cumulative effect of accounting
      change and extraordinary item                                 103,229        207,873
  Adjustments to income before cumulative effect of
    accounting change and extraordinary item -
      Provision for credit losses                                    98,385         66,029
      Change in accrued and deferred income taxes                    57,042        141,126
      Depreciation and amortization                                  30,656         37,957
      Decrease in finance charges earned but not collected            6,625         11,269
      Amortization of debt discount and premium, net                  1,804           (533)
      (Decrease) in accounts payable and accrued liabilities        (63,425)       (74,907)
      (Decrease) in insurance policy and claim reserves             (54,271)       (79,939)
      (Gain) loss on investment securities                           (7,734)         4,721
      Gain on sale of consumer loans held for repositioning            -           (95,000)
      Other, net                                                    (23,000)       (12,754)
                                                               ____________   ____________
      Net cash provided from operating activities                   149,311        205,842
                                                               ____________   ____________
Investing Activities:
  Finance receivables originated or purchased                   (16,273,148)   (13,682,873)
  Finance receivables repaid or sold                             16,303,163     12,973,602
  Investment securities purchased                                (7,166,194)    (6,467,580)
  Investment securities matured or sold                           5,421,807      6,416,724
  Proceeds from sale of consumer loans held
    for repositioning                                                  -         1,479,507
  Decrease (increase) in other assets                                64,196       (102,930)
                                                               ____________   ____________
      Net cash provided (used) for investing activities          (1,650,176)       616,450
                                                               ____________   ____________
Financing Activities:
  Issuance of term debt                                             416,413      2,034,632
  Repayments of term debt                                          (831,637)    (1,987,423)
  Increase (decrease) in commercial paper and other debt          2,110,092       (668,065)
  Deposits                                                        2,487,302      1,633,324
  Withdrawals                                                    (2,528,310)    (1,687,698)
  Capital contributions                                              68,149        291,835
  Dividends paid                                                   (221,134)      (439,057)
                                                               ____________   ____________
      Net cash provided (used) for financing activities           1,500,875       (822,452)
                                                               ____________   ____________

Change in cash                                                           10           (160)
Cash-beginning of year                                                  101            263
                                                               ____________   ____________
Cash-end of period                                             $        111   $        103
                                                               ____________   ____________
                                                               ____________   ____________

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
      Interest                                                 $    438,403   $    492,242
      Income tax (refund), net                                 $    (14,462)  $    (47,681)


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

Finance receivables consisted of the following:

                                            September 30,  December 31,
                                                1994           1993
                                            _____________  ____________

                                                   (In thousands)
Finance Receivables
  Consumer:
    Real estate                              $2,105,368     $2,362,975
    Unsecured small loans                     1,281,615      1,221,133
    Sales finance                                36,755         36,448
    Accrued interest                             17,543         26,082
                                             __________     __________
     Total                                    3,441,281      3,646,638
                                             __________     __________

  Commercial:
    Inventory financing                       2,054,724      1,766,791
    Equipment and other loans                 1,435,268      1,327,162
    Real estate                               1,147,109      1,321,578
    Accrued interest                              8,924         10,727
                                             __________     __________
     Total                                    4,646,025      4,426,258
                                             __________     __________
  Finance receivables, gross                  8,087,306      8,072,896
  Unearned income                              (597,563)      (566,450)
  Reserve for credit losses                    (231,341)      (220,277)
                                             __________     __________
Total Finance Receivables, net               $7,258,402     $7,286,169
                                             __________     __________
                                             __________     __________

Change in Accounting Principle:
______________________________

During the 1994 first quarter, Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on Financial's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder Equity directly or is reflected in Consolidated Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholder Equity. Under SFAS No. 115,

Financial's portfolios are classified as "available-for-sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholder Equity designated "Unrealized gain on securities, net of tax". At September 30, 1994, the unrealized loss on securities, net of tax, was $71.8 million.

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

On September 16, 1994, ITT Corporation announced plans to seek offers for the purchase of its Finance business segment, comprised primarily of ITT Financial Corporation. No definitive agreements have been reached through November 8, 1994.

                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

The term "finance receivables" as used under this item includes receivables relative to ITT Financial's continuing businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending and consumer lending in the Caribbean).

Operations
__________

Finance charges and fees were earned as follows:

                                                1994         1993
                                              ________     ________
     Continuing businesses                    $637,832     $697,570
     Consumer loans held for repositioning
       (sold June, 1993)                          -         194,864
                                              ________     ________
                                              $637,832     $892,434
                                              ________     ________
                                              ________     ________


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations (continued)
_________________________

Finance charges and fees on finance receivables decreased 9% in the nine months ended September 30, 1994 compared with the same period in 1993 due to asset securitizations and a lower average portfolio yield, the result of a change in portfolio mix and the shift to a higher credit quality portfolio, partially offset by the impact of a higher level of average consumer finance receivables. However, the absence of finance charges relative to consumer loans held for repositioning, due to the liquidation of the portfolio, resulted in an overall decline in finance charges of 29%. Reference is made to the Notes to Financial Statements for further information concerning the portfolio sale. Similarly, operating expense decreased 30% for the nine months ended September 30, 1994 compared with the same period in 1993 principally due to exiting the domestic unsecured loan business in 1993 and cost efficiency programs, partially offset by growth in volume and assets in the continuing businesses.

Interest expense decreased 4% in the nine months ended September 30, 1994 compared with the same period in 1993 due to lower interest rates.

Insurance premiums increased 7% in the nine months ended September 30, 1994 compared with the same period in 1993 due to increased premiums from non-captive insurance activities, partially offset by a lower number of captive policies in force as a result of exiting the domestic unsecured loan business in 1993. However, insurance benefits decreased 32% in the nine months ended September 30, 1994 compared with the same period in 1993 as a result of a reduction in captive insurance activities and favorable non-captive loss experience, partially offset by increased non-captive insurance activities.

Investment income increased 12% in the nine months ended September 30, 1994 compared with the same period in 1993 due to a higher level of investments and gains on investment securities, partially offset by a lower portfolio yield primarily the result of a change in portfolio mix. The increase in the level of investments and the change in portfolio mix is partially the result of the securitization of consumer real estate receivables. The sale of subordinated mortgage-backed securities to ITT Corporation ("ITT") in December, 1993, also contributed to the change in the portfolio mix (see "Servicing and other income", below).

Servicing and other income increased by 41% in the nine months ended September 30, 1994 over the comparable period in 1993 primarily due to an increase in portfolio servicing activities resulting from the securitization and sale of inventory finance receivables with servicing retained and interest on the note receivable from ITT related to its purchase of subordinated mortgage-backed securities, partially offset by the absence, in 1994, of the temporary servicing fees relative to the consumer loans sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
________________________________________________________________________________
of Operations (continued)
_________________________

The provision for credit losses increased by $32 million in the nine months ended September 30, 1994 compared with the same period in 1993 as a result of an increased loss provision of $40 million related to the California commercial real estate portfolio. This increase reflects earthquake damage and other portfolio deterioration. While the Company's commercial real estate portfolio is showing improvement in many geographic regions, the California portfolio is showing signs of continued stress due to the economic climate in that state. Management continues to monitor and aggressively manage this portfolio. The loss provision for the rest of the portfolios was down by $8 million.

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

Income Tax
__________

Income tax on income before cumulative effect of accounting change and extraordinary item decreased 49% for the nine months ended September 30, 1994 compared with the same period in 1993 primarily due to a decrease in pre-tax income.


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  See Exhibit Index.

    (b) ITT Financial Corporation did not file any report on Form 8-K during the quarter covered by this report.


________________________________________________________________________________
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ITT FINANCIAL CORPORATION
                                                 (Registrant)


Dated:  November 8, 1994                 By:  /s/ Terence L. Payne
                                           _______________________________
                                                Terence L. Payne
                                      Senior Vice President and Controller
                                           (Chief Accounting Officer)

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

 (27)   Financial Data Schedule                                  Filed herewith.

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

                                                                   Exhibit 12.


                  ITT FINANCIAL CORPORATION AND SUBSIDIARIES

              COMPUTATIONS OF RATIOS OF EARNINGS TO FIXED CHARGES


                                (In thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                          ____________________
                                                            1994        1993
                                                          ________    ________
Earnings:

  Income before cumulative effect of accounting
    change and extraordinary item                         $103,229    $207,873

  Add income tax                                            46,230      91,362
                                                          ________    ________

                                                           149,459     299,235
                                                          ________    ________


  Add fixed charges:

    Interest expense                                       445,849     463,612

    Interest factor attributable to rentals*                 4,273       6,265
                                                          ________    ________

                                                           450,122     469,877
                                                          ________    ________

  Income as adjusted, before cumulative effect
    of accounting change and extraordinary item           $599,581    $769,112
                                                          ________    ________
                                                          ________    ________


Ratios:

  Income as adjusted, before cumulative effect
    of accounting change and extraordinary item
    to fixed charges                                          1.33        1.64
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