Form 10-K405
ITT FINANCIAL CORP
filed 1995-03-31
CIK 52825

========================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                                          COMMISSION FILE NUMBER 1-7437
                              ----------

                               FORM 10-K

    (Mark One)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 1994

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

8 7/8% Senior Debentures Due 2003..................      Registered on
                                                     New York Stock Exchange

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

  As of March 11, 1995, there were outstanding ten (10) shares of common stock, par value $100 per share, of the registrant, all of which are owned by ITT Corporation.

========================================================================

                                                         TABLE OF CONTENTS

               ITEM                                                                                                           PAGE
               ----                                                                                                           ----


  PART           1.  Business.............................................................................................      1
    I            2.  Properties...........................................................................................      1
                 3.  Legal Proceedings....................................................................................      1
                 4.  <F*>

  PART           5.  Market for Registrant's Common Equity and Related Stockholder Matters................................      2
   II            6.  <F*>
                 7.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations<F**>..................................................................................      2
                 8.  Financial Statements and Supplementary Data..........................................................      3
                 9.  Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................................................      3

  PART          10.  <F*>
   III          11.  <F*>
                12.  <F*>
                13.  <F*>

  PART          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................      4
   IV
                     Signatures...........................................................................................    2-1

                     Exhibit Index........................................................................................    2-2

                     Ratios of Earnings to Fixed Charges..................................................................    2-3

                     Consent of Independent Public Accountants............................................................    2-4

                     Financial Data Schedule..............................................................................    2-5

-----

<F*> Omitted pursuant to General Instruction J(2)(a) or (c) of Form 10-K.

<F**>Item prepared in accordance with General Instruction J(2)(a) of Form 10-K.

                     INDEX TO FINANCIAL STATEMENTS

Report of Management............................................... F-1

Report of Independent Public Accountants........................... F-2

Consolidated Income, Consolidated Retained Earnings (Deficit)
  and Consolidated Capital Surplus for the three years ended
  December 31, 1994................................................ F-3

Consolidated Balance Sheets as of December 31, 1994 and 1993....... F-4

Consolidated Cash Flows for the three years ended
  December 31, 1994................................................ F-5

Consolidated Term Debt as of December 31, 1994 and 1993............ F-6

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

ASSETS HELD SUBJECT TO DISPOSITION

  As previously announced by ITT, Financial has and expects to enter into agreements to sell all or substantially all of its businesses and/or assets to various purchasers during the first half of 1995:

  1) Financial has agreed to sell its Island Finance operations located in the Caribbean Basin for an amount to be determined at closing. The operations include certain assets of Financial as well as the capital stock of approximately 60 subsidiaries identified by local variations of the name "Island Finance" which operate in the Commonwealth of Puerto Rico, the U. S. Virgin Islands, the Netherlands Antilles and Aruba. In addition, the transaction includes the sale of the capital stock of subsidiaries bearing the names "Financiera el Sol" in Panama and "Credisol" in Costa Rica.

  2) Financial has entered into an agreement to sell its commercial floorplan financing operations.

  3) Financial has entered into a preliminary agreement to sell its commercial installment lending operations and/or assets.

  Further, Financial has commenced negotiations with potential purchasers to sell some or all of its remaining businesses and/or assets in 1995. As a result, Financial's businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending, consumer lending in the Caribbean Basin and insurance operations) have been aggregated and are reflected in the financial statements as "Assets Held Subject to Disposition."

  In connection with the sale by Financial of its businesses and/or assets, Financial plans to merge with and into ITT during the first half of 1995. In January 1995, the holders of $3.4 billion in Financial term debt were asked to consent to conform certain Financial indenture provisions with those of ITT which, after the proposed merger of Financial into ITT, will result in ITT becoming the obligor on these debt issues.

ITEM 2.                     PROPERTIES

  All space occupied by Financial is leased with lease periods generally ranging from one to fifteen years.

ITEM 3.                 LEGAL PROCEEDINGS

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

  Reference is made to the statement of Consolidated Income. Net income remained high in 1994 at $159 million and was second only to 1993's net income of $197 million, which was the highest in the Company's history. These record levels of performance are a result of record volumes and improved productivity.

  During 1994, ITT Corporation ("ITT") made the decision to exit the finance industry. See below and "Assets Held Subject to Disposition" in the Notes to Financial Statements for further information.

  A discussion of the changes in net income for 1994 compared with 1993 follows.

CONTINUING OPERATIONS

  Income from affiliates increased in 1994 compared with 1993 primarily due to interest on the notes receivable from ITT related to its purchase from Financial of subordinated mortgage-backed securities and Financial's transfer and assignment of Alcatel Alsthom stock to ITT. See "Transactions with Affiliates" in the Notes to Financial Statements for further information.

  Investment income decreased 91% in 1994 compared with 1993 primarily the result of the absence, in 1994, of revenues from mortgage-backed securities purchased and sold during 1993.

  Other income decreased 12% in 1994 compared with 1993 primarily due to a reduction in the amount of the dividend declared and received on Alcatel Alsthom stock.

  Interest expense on Financial's debt decreased 4% in 1994 compared with 1993. This decline was due to a reduction in average borrowings, partially offset by higher interest rates.

DISCONTINUED OPERATIONS

  Reference is made to Part I for a discussion of the Assets Held
Subject to Disposition.

  The term "finance receivables" as used under this item includes receivables relative to Financial's businesses which have been aggregated and are reflected in the financial statements as "Assets Held Subject to Disposition" (see above).

  An analysis of the decrease in net income from Discontinued
Operations for 1994 compared with 1993 follows (thousands of dollars):


                  Net income increased (decreased) due to:

                    Change in finance charges and fees........................................................       $(242,511)

                    Change in interest expense................................................................         (46,692)

                    Change in insurance premiums..............................................................         (43,634)

                    Change in investment income...............................................................          51,409

                    Change in servicing and other income......................................................          56,138

                    Change in operating expense...............................................................         152,162

                    Change in provision for credit losses.....................................................         (34,944)

                    Change in insurance benefits..............................................................          59,013

                    Gain on sale of consumer loans held for repositioning.....................................         (95,000)

                    Change in applicable income tax...........................................................          38,871
                                                                                                                     ---------

                                                                                                                     $(105,188)
                                                                                                                     =========


  Finance charges and fees were earned as follows:



                                                                                                   1994               1993
                                                                                                   ----               ----


                  Finance Receivables......................................................      $867,074          $  914,721

                  Consumer loans held for repositioning (sold June, 1993)..................            -              194,864
                                                                                                 --------          ----------

                                                                                                 $867,074          $1,109,585
                                                                                                 ========          ==========

  As shown above, finance charges and fees decreased 22% in 1994 compared with 1993 mainly due to the sale in 1993 of the domestic unsecured loan business. The slight decline in finance receivables earnings was mainly due to asset securitizations and portfolio mix.

  Interest expense increased 69% in 1994 compared with 1993 due to higher average borrowings and higher interest rates.

  Insurance premiums decreased 27% in 1994 compared with 1993 due mainly to a lower number of captive policies in force as a result of exiting the domestic unsecured loan business in 1993. However, insurance benefits decreased 76% in 1994 compared with 1993 mainly as a result of the reduction in captive insurance activities.

  Investment income increased 28% in 1994 compared with 1993 due to a higher level of investments and gains on investment securities, partially offset by a lower portfolio yield primarily the result of a change in portfolio mix. The increase in the level of investments and the change in portfolio mix is primarily the result of the securitization of consumer real estate receivables. The sale of subordinated mortgage-backed securities to ITT in December, 1993, also contributed to the change in the portfolio mix.

  Servicing and other income increased by 52% in 1994 over 1993 primarily due to an increase in portfolio servicing activities resulting from the securitization and sale of inventory finance receivables with servicing retained, proceeds from the sale of Financial's specialty insurance line of business and from the sale of the Company's 15% equity interest in the group that purchased the consumer loans held for repositioning, partially offset by the absence, in 1994, of the temporary servicing fees relative to the consumer loans sold.

  The provision for credit losses increased by $35 million in 1994 compared with 1993 as a result of an increased loss provision of $52 million related to the California commercial real estate portfolio. This increase reflects earthquake damage and other portfolio deterioration. The loss provision for the rest of the portfolios was down by $17 million.

  Income tax decreased in 1994 compared with 1993 primarily due to a decrease in pre-tax income.

CHANGE IN ACCOUNTING PRINCIPLE

  Reference is made to "Investment Securities" in the Notes to Financial Statements for a discussion of the change in accounting principle.

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

          None

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

  The Company's financial statements are audited by Arthur Andersen LLP, independent public accountants. Management has made the Company's financial records and related data available to Arthur Andersen LLP, and believes that the representations made to the independent public accountants are valid and complete.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ITT FINANCIAL CORPORATION:

  We have audited the accompanying consolidated balance sheets and statements of consolidated term debt of ITT Financial Corporation (a Delaware corporation and wholly-owned subsidiary of ITT Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings (deficit), capital surplus and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITT Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in the accompanying notes to financial statements, ITT Financial Corporation adopted new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting, effective January 1, 1994, for certain investments in debt and equity securities and, effective January 1, 1992, for postretirement benefits other than pensions and postemployment benefits.

                                 ARTHUR ANDERSEN LLP

St. Louis, Missouri,
January 30, 1995.

CONSOLIDATED INCOME
===============================================================================================================================

(IN THOUSANDS)

Year Ended December 31,                                                                 1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------------


Revenues:
  Income from affiliates.......................................................      $  23,998       $   1,236        $   1,412
  Investment income............................................................            701           7,748               59
  Other income.................................................................         11,768          13,418              925
                                                                                     ---------       ---------        ---------
                                                                                        36,467          22,402            2,396
                                                                                     ---------       ---------        ---------
Expenses:
  Interest expense.............................................................        505,713         528,001          632,710
  Operating expense............................................................         20,766          21,541           19,912
  Special provision............................................................             -               -            30,000
                                                                                     ---------       ---------        ---------
                                                                                       526,479         549,542          682,622
                                                                                     ---------       ---------        ---------
Loss from Continuing Operations Before Income Tax..............................       (490,012)       (527,140)        (680,226)
Income Tax Benefit.............................................................       (171,504)       (184,499)        (231,277)
                                                                                     ---------       ---------        ---------
Net Loss from Continuing Operations............................................       (318,508)       (342,641)        (448,949)
Discontinued Operations, net of tax (benefit) of $247,932, $286,803 and
 $(53,066).....................................................................        483,811         588,999          (55,991)
Cumulative Effect of Accounting Changes, net of tax benefit of $3,633 and
 $6,708........................................................................         (6,747)             -           (13,021)
Extraordinary Item-Provision for loss on retirement of debt, net of tax benefit
 of $25,500....................................................................             -          (49,500)              -
                                                                                     ---------       ---------        ---------
Net Income (Loss)..............................................................      $ 158,556       $ 196,858        $(517,961)
                                                                                     =========       =========        =========

CONSOLIDATED RETAINED EARNINGS (DEFICIT)
===============================================================================================================================

(IN THOUSANDS)


Year Ended December 31,                                                                1994             1993            1992
-------------------------------------------------------------------------------------------------------------------------------

Balance-Beginning of Period....................................................     $ (42,667)       $(239,525)       $ 359,555
Add (Deduct):
  Net income (loss)............................................................       158,556          196,858         (517,961)
  Dividends....................................................................            -                -           (81,119)
                                                                                    ---------        ---------        ---------
Balance-End of Period..........................................................     $ 115,889        $ (42,667)       $(239,525)
                                                                                    =========        =========        =========

CONSOLIDATED CAPITAL SURPLUS
===============================================================================================================================

(IN THOUSANDS)


Year Ended December 31,                                                                1994             1993            1992
-------------------------------------------------------------------------------------------------------------------------------

Balance-Beginning of Period....................................................     $1,099,854       $1,733,592      $1,072,522
Add (Deduct):
  Capital Contributions........................................................        309,383           56,500         661,070
  Dividends....................................................................       (118,246)        (690,238)             -
                                                                                    ----------       ----------      ----------
Balance-End of Period..........................................................     $1,290,991       $1,099,854      $1,733,592
                                                                                    ==========       ==========      ==========

 The accompanying notes to financial statements are an integral part of the above statements.

CONSOLIDATED BALANCE SHEETS
===============================================================================================================================

(IN THOUSANDS EXCEPT FOR SHARES AND PER SHARE)

December 31,                                                                                            1994            1993
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Assets Held Subject to Disposition..............................................................     $8,585,177      $7,966,874
Due from Affiliates.............................................................................        970,744         359,207
Investment Securities...........................................................................          7,250           7,250
Other Assets....................................................................................         11,561         346,226
                                                                                                     ----------      ----------
                                                                                                     $9,574,732      $8,679,557
                                                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDER EQUITY

Commercial Paper and Other Debt.................................................................     $4,457,524      $2,315,766
Term Debt (including current maturities of $1,426,716 and $1,533,400)...........................      3,750,032       4,957,456
Accounts Payable and Accrued Liabilities........................................................        102,449         117,997
Due to Affiliates...............................................................................            107         214,635
Deferred Income Taxes...........................................................................         14,561          14,599
                                                                                                     ----------      ----------
    Total Liabilities...........................................................................      8,324,673       7,620,453
                                                                                                     ----------      ----------

Stockholder Equity:
  Common stock-Authorized 1,000 shares, $100 par value
               Outstanding 10 shares held by ITT Corporation...................................               1               1
  Captal surplus................................................................................      1,290,991       1,099,854
  Net unrealized gain (loss) on securities, net of tax..........................................       (156,822)          1,916
  Retained earnings (deficit)...................................................................        115,889         (42,667)
                                                                                                     ----------      ----------
    Total Stockholder Equity....................................................................      1,250,059       1,059,104
                                                                                                     ----------      ----------
                                                                                                     $9,574,732      $8,679,557
                                                                                                     ==========      ==========

 The accompanying notes to financial statements are an integral part of the above statements.


CONSOLIDATED CASH FLOWS
===============================================================================================================================

(IN THOUSANDS)

Year Ended December 31,                                                             1994             1993              1992
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income (loss)........................................................     $   158,556       $   196,858      $  (517,961)
  Discontinued operations..................................................        (483,811)         (588,999)          55,991
  Cumulative effect of accounting changes..................................           6,747                -            13,021
  Extraordinary item.......................................................              -             49,500               -
                                                                                -----------       -----------      -----------
    Loss from continuing operations........................................        (318,508)         (342,641)        (448,949)
  Adjustments to loss from continuing operations:
    Depreciation and amortization..........................................           4,574             2,938            2,659
    Amortization of debt discount and premium, net.........................           2,345              (880)           3,688
    Change in accrued and deferred income taxes............................        (171,504)           11,413          (10,253)
    (Decrease) increase in accounts payable and accrued liabilities........         (15,548)           (2,446)          12,786
    (Gain) on investment securities........................................              -             (4,993)              -
                                                                                -----------       -----------      -----------
    Net cash used for operating activities.................................        (498,641)         (336,609)        (440,069)
                                                                                -----------       -----------      -----------
Investing Activities:
  (Increase) decrease in assets held subject to disposition................        (394,916)        2,910,717          172,359
  Investment securities purchased..........................................              -           (200,734)        (180,000)
  Investment securities matured or sold....................................              -            385,727               -
  (Increase) in other assets...............................................            (705)           (2,635)          (2,034)
                                                                                -----------       -----------      -----------
    Net cash provided from (used for) investing activities.................        (395,621)        3,093,075           (9,675)
                                                                                -----------       -----------      -----------

Financing Activities:
  Issuance of term debt....................................................          45,000         1,596,100        1,274,250
  Repayments of term debt..................................................      (1,254,769)       (2,247,263)      (1,008,455)
  Increase (decrease) in commercial paper and other debt...................       2,141,758        (1,903,567)         237,365
  Decrease (increase) in due from/to affiliates............................         115,258            (3,114)          10,199
  Capital contributions....................................................          68,149           291,835           10,000
  Dividends paid...........................................................        (221,134)         (490,457)         (73,615)
                                                                                -----------       -----------      -----------
    Net cash provided from (used for) financing activities.................         894,262        (2,756,466)         449,744
                                                                                -----------       -----------      -----------
Change in Cash.............................................................               0                 0                0
Cash--beginning of year...................................................                0                 0                0
                                                                                -----------       -----------      -----------
Cash--end of year.........................................................      $         0       $         0      $         0
                                                                                ===========       ===========      ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest...............................................................     $   528,290       $   585,146      $   632,719
                                                                                ===========       ===========      ===========
    Income tax (refund), net...............................................     $   (41,199)      $  (328,911)     $       895
                                                                                ===========       ===========      ===========

 The accompanying notes to financial statements are an integral part of the above statements.

CONSOLIDATED TERM DEBT
===============================================================================================================================

(IN THOUSANDS)

December 31,
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       WEIGHTED
                                                      SENIOR<Fa>        SUBORDINATED<Fa>                                AVERAGE
                                                   (1.14%-13.80%)        (8.35%-9.88%)              TOTAL                RATE
                                                   --------------       ---------------             -----              --------
Debt Maturities:
  1995.......................................     $1,426,716<Fc>          $     -                $1,426,716              7.10%
  1996.......................................        168,160                75,000<Fd>              243,160              8.19%
  1997.......................................        577,303<Fb><Fc>       297,500<Fd>              874,803              7.89%
  1998.......................................        316,940<Fc>                -                   316,940              8.37%
  1999.......................................        232,000                    -                   232,000             10.11%
  2000-2048..................................        616,300               149,101                  765,401             10.10%
                                                  ----------              --------               ----------
Total Term Debt-1994.........................     $3,337,419              $521,601               $3,859,020<Fe><Ff><Fh>
                                                  ==========              ========               ==========

Total Term Debt-1993.........................     $4,350,289              $718,500               $5,068,789<Fe><Ff><Fg>
                                                  ==========              ========               ==========

Weighted Average Rate:
  1994.......................................           8.13%                 8.88%                    8.23%
                                                        ====                  ====                     ====
  1993.......................................           7.80%                 8.35%                    7.88%
                                                        ====                  ====                     ====

-----

Notes:

<Fa> Senior term debt is senior to all other term debt. Subordinated term debt is subordinate and junior to all other borrowings.

<Fb> Includes Floating Rate Debentures due August 25, 2048, repayable at the option of the holder on August 25, 1997 at 99.30% of their principal amount and on each third anniversary thereafter at increasing prices. The rate of interest payable on each
     Debenture is a variable rate, based on the monthly commercial paper rate. In addition, Financial shall have the option every three years to elect to pay a fixed rate for a period of three years which shall be calculated based on the then current three year U.S. Treasury security, as adjusted.

<Fc> Includes the following senior term debt redeemable at the holder's option:
     8.88% Medium-Term Notes, Series B redeemable on May 18, 1995 and annually thereafter through May 18, 1999
     Floating Rate Medium-Term Notes, Series F redeemable on July 19, 1995
     Floating Rate Medium-Term Notes, Series F redeemable on September 13, 1995
     8.875% Senior Debentures redeemable on June 1, 1995 or June 1, 2000 or June 1, 2005
     8.50% Senior Debentures redeemable on October 15, 1995
     8.875% Senior Debentures redeemable on June 15, 1997
     8.55% Senior Debentures redeemable on June 15, 1998 or June 15, 2004

<Fd> Includes the following subordinated term debt redeemable at the holder's option:
     8.75% Subordinated Debentures redeemable on March 1, 1996
     8.85% Subordinated Debentures redeemable on July 15, 1997

<Fe> The balances as of December 31, 1994 and 1993 exclude net amortizable discount of $108,988 and $111,332, respectively. Original issue discount and premium are amortized over the term of the issue by use of the interest method.

<Ff> See "Derivative Financial Instruments" in the accompanying notes to financial statements for further information regarding fair value and derivative financial instruments.

<Fg> See "Extraordinary Item" in the accompanying notes to financial statements regarding the retirement of debt.

<Fh> In January 1995, the holders of $3.4 billion in Financial term debt were asked to consent to conform certain Financial indenture provisions with those of ITT which, after the proposed merger of Financial into ITT, will result in ITT becoming the obligor on these debt issues.

The accompanying notes to financial statements are an integral part of the above statements.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


ACCOUNTING POLICIES

Consolidation Principles: The consolidated financial statements include the accounts of ITT Financial Corporation and its subsidiaries ("Financial" or "Company"), all of which are wholly-owned. Assets held subject to disposition are reflected net of their related liabilities. Certain 1993 and 1992 items have been reclassified to conform with the 1994 presentation.

Pension: All eligible salaried employees of Financial participate in the Retirement Plan for Salaried Employees of ITT Corporation, which is non-contributory. The cost of the plan to Financial is based on an actuarial allocation and for the years ended December 31, 1994, 1993 and 1992 was $632,000, $387,000 and $453,000, respectively. No allocation of the present value of accumulated plan benefits or assets available for benefits has been made, as it is not readily determinable.

In addition to pension benefits, ITT Corporation ("ITT") provides health care and life insurance for certain retired employees of Financial.

Effective January 1, 1992, ITT adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," using the immediate recognition method. Accordingly, cumulative after-tax adjustments (through December 31, 1991) of $9,569,000 and $3,452,000, respectively, were allocated by ITT to Financial and recognized at January 1, 1992. Except for the one-time cumulative adjustment, the adoption of SFAS No. 112 was not material to the 1992 results of operations.

ITT adopted certain changes to a number of its postretirement benefit plans during 1992. The effect of these changes are reflected in the determination of the expense reported for 1993 and 1992 and were not significant.

In May 1993, the Financial Accounting Standards Board issued SFAS
No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" in October 1994. These standards require that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. These statements must be adopted by Financial beginning January 1, 1995. Management has determined that the initial impact of adoption will not have a material impact on the Company's financial condition and results of operations, based on the level of nonperforming loans at December 31, 1994.

ASSETS HELD SUBJECT TO DISPOSITION

As previously announced by ITT, Financial has and expects to enter into agreements to sell all or substantially all of its businesses and/or assets to various purchasers during the first half of 1995:

 1) Financial has agreed to sell its Island Finance operations located in the Caribbean Basin for an amount to be determined at closing. The operations include certain assets of Financial as well as the capital stock of approximately 60 subsidiaries identified by local variations of the name "Island Finance" which operate in the Commonwealth of Puerto Rico, the U. S. Virgin Islands, the Netherlands Antilles and Aruba. In addition, the transaction includes the sale of the capital stock of subsidiaries bearing the names "Financiera el Sol" in Panama and "Credisol" in Costa Rica.

 2) Financial has entered into an agreement to sell its commercial floorplan financing operations.

 3) Financial has entered into a preliminary agreement to sell its commercial installment lending operations and/or assets.

Further, Financial has commenced negotiations with potential purchasers to sell some or all of its remaining businesses and/or assets in 1995. As a result, Financial's businesses (inventory finance, equipment finance and leasing, small business finance, commercial real estate, consumer residential real estate lending, consumer lending in the Caribbean Basin and insurance operations) have been aggregated and are reflected in the financial statements as "Assets Held Subject to Disposition."

In connection with the sale by Financial of its businesses and/or assets, Financial plans to merge with and into ITT during the first half of 1995. In January 1995, the holders of $3.4 billion in Financial term debt were asked to consent to conform certain Financial indenture provisions with those of ITT which, after the proposed merger of Financial into ITT, will result in ITT becoming the obligor on these debt issues.

Summary financial information relative to those businesses aggregated and reflected in the financial statements as "Assets Held Subject to Disposition" is as follows:

Year Ended December 31,                                     1994                       1993                       1992
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (THOUSANDS OF DOLLARS)
Finance Receivables (net of unearned income):
  Consumer.......................................        $ 3,271,544               $ 3,272,537                $ 2,868,227
  Commercial.....................................          4,765,389                 4,233,909                  5,089,700
                                                         -----------               -----------                -----------
    Total Finance Receivables....................          8,036,933                 7,506,446                  7,957,927
  Reserve for Credit Losses......................           (230,046)                 (220,277)                  (270,014)
                                                         -----------               -----------                -----------
    Finance Receivables, net ....................          7,806,887                 7,286,169                  7,687,913
                                                         -----------               -----------                -----------
Investment Securities............................          4,458,373                 3,090,192                  2,802,730
Consumer Loans Held for Repositioning, net.......                 -                         -                   1,564,116
Term Debt........................................         (1,568,508)               (1,290,348)                  (371,112)
Deposits and Certificates........................           (526,955)                 (558,243)                  (713,725)
Insurance Policy and Claim Reserves..............           (196,994)                 (228,012)                  (300,080)
Other, net.......................................         (1,387,626)                 (332,884)                  (201,515)
                                                         -----------               -----------                -----------
Total............................................        $ 8,585,177               $ 7,966,874                $10,468,327
                                                         ===========               ===========                ===========
Revenues.........................................        $ 1,388,620               $ 1,567,218                $ 1,997,914
Expenses.........................................            656,877                   691,416                  2,106,971
Income Tax (Benefit).............................            247,932                   286,803                    (53,066)
                                                         -----------               -----------                -----------
Net Income (Loss)................................        $   483,811               $   588,999                $   (55,991)
                                                         ===========               ===========                ===========

On January 19, 1993, Financial announced a strategic plan to shift its emphasis to secured lending and downsize unsecured lending.

==========================================================================


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

On June 3, 1993, Financial completed the sale of its domestic unsecured consumer small loan portfolio. Accordingly, Financial recognized a pre-tax gain of $95,000,000 in the second quarter of 1993, based on recorded values as of the closing of the sale and certain costs and restructuring expenses incurred by Financial as part of the transaction.


TRANSACTIONS WITH AFFILIATES

On September 30, 1994, Financial transferred and assigned to ITT 4,808,267 shares of Alcatel Alsthom stock which had a book value at that date of $425,735,000. In return, ITT executed a promissory note payable on demand to Financial for a like amount. The note accrued interest on a monthly basis at a rate per annum equal to LIBOR, as such rate was changed from time to time, calculated on the basis of a year of 365/366 days and actual days elapsed. The balance of the note receivable from ITT at December 31, 1994 was $431,637,000 and is included in Due from Affiliates on the balance sheet of Financial (see "Retained Earnings and Capital Surplus" for further information).

In December, 1993, Financial sold to ITT $358,706,000 of subordinated mortgage-backed securities. In return, ITT executed a promissory note payable to Financial for a like amount. Principal payments are credited monthly against the outstanding principal amount of the note equal to the amount of cash actually received on behalf of ITT from the securities. The note accrued interest on a monthly basis at the rate per annum equal to the average of the daily 90 day LIBOR rate for the month of calculation plus 50 basis points, both for the actual number of days outstanding during the monthly interest period. The note matures on December 31, 2003. At December 31, 1994, the balance of the note receivable from ITT was $332,136,000 and is included in Due from Affiliates on the balance sheet.

INVESTMENT SECURITIES

During the 1994 first quarter, Financial adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The new standard requires, among other things, that securities be classified as "held-to-maturity", "available-for-sale" or "trading" based on Financial's intentions with respect to the ultimate disposition of the security and its ability to effect those intentions. The classification determines the appropriate accounting carrying value (cost basis or fair value) and, in the case of fair value, whether the adjustment impacts Stockholder Equity directly or is reflected in Consolidated Income. Investments in equity securities had previously been recorded at fair value with the corresponding impact included in Stockholder Equity. Under SFAS No. 115, the portfolios included in "Assets Held Subject to Disposition" are classified as "available-for-sale" and accordingly, investments are reflected at fair value with the corresponding impact included as a component of Stockholder Equity designated "Net unrealized gain (loss) on securities, net of tax". At December 31, 1994, the unrealized loss on securities, net of tax, was $156,822,000.

In adopting SFAS No. 115, Emerging Issues Task Force ("EITF") Issue No. 93-18 prescribes specific accounting treatment with respect to mortgage-backed interest-only investments. EITF No. 93-18 reached the conclusion that the measure of impairment of these instruments should be changed from undiscounted cash flows to fair value. Accordingly, the amortized cost basis of such instruments that were determined to have other-than-temporary impairment losses at the time of the initial adoption of SFAS No. 115 have been written down to fair value and reflected as a cumulative effect of accounting change as of January 1, 1994. The writedown totalled $6,747,000 after tax.

At December 31, 1994 and 1993, investment securities held by Financial consisted entirely of certificates of deposit with maturities of less than a year. The carrying amount of investment securities at December 31, 1994 and 1993 approximated fair value because of the short maturity of these investments.

COMMERCIAL PAPER AND OTHER DEBT

The following table sets forth information concerning Financial's commercial paper and other debt and their related cost:

                                                                                   1994                           1993
                                                                                   ----                           ----
                                                                                          (THOUSANDS OF DOLLARS)
End of Period Borrowings:
  Commercial paper.................................................             $4,457,524                     $2,008,766
  Medium-term notes................................................                     -                          82,000
  Other debt.......................................................                     -                         225,000
                                                                                ----------                     ----------
   Total...........................................................             $4,457,524                     $2,315,766
                                                                                ==========                     ==========
Maximum Month-end Borrowings:
  Commercial paper.................................................             $4,457,524                     $4,332,203
  Medium-term notes................................................                 47,000                        335,250
  Other debt.......................................................                225,000                        286,625
                                                                                ----------                     ----------
   Total...........................................................             $4,729,524                     $4,954,078
                                                                                ==========                     ==========
Daily Average Borrowings:
  Commercial paper.................................................             $3,654,109                     $3,269,303
  Medium-term notes................................................                 32,241                        275,570
  Other debt.......................................................                124,198                        146,807
                                                                                ----------                     ----------
   Total...........................................................             $3,810,548                     $3,691,680
                                                                                ==========                     ==========
Weighted Average Interest Rates:
 End of Period-
  Commercial paper.................................................                  5.89%                          3.41%
  Medium-term notes................................................                    -                            3.54
  Other debt.......................................................                    -                            3.43
   Total...........................................................                  5.89                           3.42
 During the Period<F*>-
  Commercial paper.................................................                  4.45%                          3.39%
  Medium-term notes................................................                  4.92                           3.78
  Other debt.......................................................                  4.13                           3.16
   Total...........................................................                  4.44                           3.41

-----

<F*>Computed by dividing the interest expense (including the impact of interest rate exchange agreements) by the daily average debt outstanding without giving effect to commitment fees. The weighted average interest rates on total commercial paper, medium-term notes and other debt, giving effect to interest exchange agreements and commitment fees for the years ended December 31, 1994 and 1993, were 4.57% and 3.57%, respectively. The weighted average interest rates during the period on commercial paper, without giving effect to interest rate exchange agreements and commitment fees for the years ended December 31, 1994 and 1993, were 4.41% and 3.17%, respectively.

See "Derivative Financial Instruments" for further information regarding fair value and derivative financial instruments.

In February, 1994, Financial and ITT replaced their credit lines supporting commercial paper with $7 billion of credit lines with 65 domestic and foreign banks. Financial's lines were comprised of a Three-Year Competitive Advance and Revolving Credit Facility Agreement and a 364-Day Competitive Advance and Revolving Credit Facility Agreement in the amounts of $1 billion and $3 billion, respectively. The three-year agreement requires Financial to maintain stockholder equity of not less than $750 million. Lines of credit were maintained with various domestic and foreign banks amounting to $4,678,148,000 and $3,386,732,000 at December 31, 1994 and 1993, respectively. Of such amounts, $4,639,532,000 and $3,336,183,000 were unused at December 31,
1994 and 1993, respectively, of which $4,600,000,000 and $3,315,000,000, respectively, supported commercial paper outstanding. Approximately $1,000,000,000 of the lines of credit were under irrevocable multi-year revolving credit agreements and approximately $3,600,000,000 of the lines of credit were under irrevocable credit agreements of one year or less. The remaining $78,148,000 may be terminated by Financial or withdrawn by the banks at any time and are generally supported by payment of annual commitment fees. Commitment fees during 1994, 1993 and 1992 amounted to $4,862,000, $5,678,000 and
$4,476,000, respectively. Financial may be exposed to market risk in the event of nonperformance by the banks on irrevocable lines of credit. Because nonperformance by a significant number of banks is not anticipated, the Company does not expect a material adverse effect on its results of operations or financial position. Subsequent to December 31, 1994, ITT Corporation entered into revolving credit facilities totaling $11 billion. A portion of these facilities, at least equal in amount to Financial's commercial paper outstanding, is allocated to Financial for the purpose of supporting commercial paper.

DERIVATIVE FINANCIAL INSTRUMENTS

Financial uses derivative financial instruments, primarily interest rate swaps, as a part of an overall hedging program to manage fluctuations in interest rates and preserve net interest margin. The Company is an end-user and does not utilize derivative financial instruments for speculative purposes.

The Company accrues the pay amounts and receive amounts related to each interest rate swap with the net settlement amounts recorded as an adjustment to interest expense. Premiums received or paid, including initial and termination amounts where the liability remains outstanding, are deferred, included in other assets, and are amortized over the original term of the derivative contract as an adjustment to interest expense. Where the liability and the derivative financial instrument are terminated, the gain or loss on the derivative contract is recognized immediately as an adjustment to interest expense.

An interest rate exchange agreement where by Financial pays the fixed rate and receives the floating rate would relate to commercial paper or floating rate term debt and thereby create a fixed rate funding. An agreement where by Financial pays the floating rate and receives a fixed rate would relate to fixed rate term debt and thereby create a term floating rate funding. An agreement where Financial pays one index rate and receives another index rate typically modifies commercial paper or floating rate term debt to an index that is a better match to the yield on assets. Interest rate caps are purchased to reduce the impact of increases on floating rate debt during periods of rising interest rates. These caps are generally identified with assets where Financial's ability to increase the yield is by contract also limited.

                    ------------------------------

A summary of the maturities and the related weighted average interest pay rates or receive rates of interest rate swaps outstanding at December 31, 1994 is as follows:

                                                                                                              2000-
                                                       1995       1996       1997       1998       1999       2011       TOTAL
                                                       ----       ----       ----       ----       ----       -----      -----
                                                                                (MILLIONS OF DOLLARS)
PAY FIXED/RECEIVE VARIABLE:
Notional amount.....................................    -        $ 260        -          -          -          -        $  260
Weighted average receive rate.......................    -         5.02%       -          -          -          -          5.02%
Weighted average pay rate...........................    -         6.08%       -          -          -          -          6.08%

PAY VARIABLE/RECEIVE FIXED:
Notional amount.....................................  $ 225      $  25      $  20      $  20      $ 225      $ 605      $1,120
Weighted average receive rate.......................   6.96%      4.83%      5.50%      6.89%      6.91%      7.57%       7.20%
Weighted average pay rate...........................   4.96%      5.08%      5.43%      4.99%      4.94%      4.96%       4.96%

PAY A VARIABLE RATE/RECEIVE A DIFFERENT VARIABLE
 RATE:
Notional amount.....................................  $ 170      $  25      $ 160      $  60         -          -       $  415
Weighted average receive rate.......................   3.66%      3.65%      5.11%      4.98%        -          -         4.41%
Weighted average pay rate...........................   5.11%      5.05%      4.87%      4.51%        -          -         4.93%

Total notional amount...............................  $ 395      $ 310      $ 180      $  80      $ 225      $ 605      $1,795
Total weighted average receive rate.................   5.54%      4.89%      5.15%      5.46%      6.91%      7.57%       6.24%
Total weighted average pay rate.....................   5.03%      5.91%      4.93%      4.63%      4.94%      4.96%       5.12%

==========================================================================

In addition, a purchased interest rate cap with a notional principal amount of $100,000,000 was in effect as of December 31, 1994. The cap is used to mitigate the risk of rising interest rates on Financial's variable rate obligations.

At December 31, 1994, Financial held no derivative financial instruments as hedges for anticipated transactions.

A summary of hedged liabilities and the related derivative financial instruments at December 31, 1994 and 1993 is as follows:



                                                      1994                                              1993
                                   ----------------------------------------          ----------------------------------------
                                   CARRYING         NOTIONAL           FAIR          CARRYING         NOTIONAL          FAIR
                                     VALUE           AMOUNT           VALUE            VALUE           AMOUNT           VALUE
                                   --------         --------          -----          --------         --------          -----
                                                                      (THOUSANDS OF DOLLARS)
DEBT
  Commercial Paper and Other
   Debt.......................    $4,457,524                        $4,457,524      $2,315,766                       $2,315,778
  Term Debt...................     3,750,032                         3,821,763       4,957,456                        5,406,723
                                  ----------                        ----------      ----------                       ----------
                                  $8,207,556                        $8,279,287      $7,273,222                       $7,722,501
                                  ==========                        ==========      ==========                       ==========
DERIVATIVE FINANCIAL
 INSTRUMENTS
  Interest Rate Exchange
   Agreements
    Commercial Paper..........                     $  465,000       $    9,891                       $  592,500      $  (60,883)
    Term Debt.................                      1,330,380          (51,607)                         825,000          65,064
                                                   ----------       ----------                       ----------      ----------
                                                   $1,795,380       $  (41,716)                      $1,417,500      $    4,181
                                                   ==========       ==========                       ==========      ==========
Foreign Exchange Hedge........                     $   36,000       $   40,295                       $   36,000      $   28,823
                                                   ==========       ==========                       ==========      ==========
Interest Rate Cap
  Commercial Paper............                     $  100,000       $       40                       $  100,000      $       11
                                                   ==========       ==========                       ==========      ==========

                    ------------------------------

The carrying amount of commercial paper at December 31, 1994 and 1993 approximated fair value due to the short maturity of the instruments. The average yield of the commercial paper outstanding at December 31, 1994 and 1993 approximated the current market rate for like maturities.

Fair value of term debt was determined by discounting the projected cash flows using quoted market rates. Where quoted market rates were not available, fair value of term debt was determined using estimated interest rates at which Financial could issue similar debt with like remaining maturities.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, thus, are not a measure of Financial's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the derivatives' contracts.

The fair value of derivative financial instruments generally reflects the estimated amounts that the company would receive or (pay)
(excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for most of the Company's derivative financial instruments.

Financial is exposed to market risk in the event of nonperformance by the counterparties. The Company has policies regarding financial stability and credit standing of its major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Company.

INCOME TAX

The accounts of Financial and its United States subsidiaries are included in the consolidated Federal income tax return of ITT. ITT's policy is generally to allocate to Financial current tax benefits and charges on the basis of statutory U.S. tax rates applied to Financial's taxable income or loss included in the consolidated return.

Income tax data from continuing operations is as follows:

Year Ended December 31,                                             1994                    1993                   1992
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (THOUSANDS OF DOLLARS)
Pretax income (loss):
  U.S. ...................................................       $(503,993)              $(539,482)             $(680,889)
  Foreign.................................................          13,981                  12,342                    663
                                                                 ---------               ---------              ---------
                                                                 $(490,012)              $(527,140)             $(680,226)
                                                                 =========               =========              =========
Provision (benefit) for Income Tax:
  Current-
    U.S. .................................................       $(171,466)              $(195,912)             $(220,889)
  Deferred-
    U.S. .................................................             (38)                 11,413                (10,388)
                                                                  --------               ---------              ---------
Income Tax (Benefit)......................................       $(171,504)              $(184,499)             $(231,277)
                                                                 =========               =========              =========

Deferred income tax assets and liabilities are the tax effect related to recording revenues and expenses in different periods for financial statements and tax purposes.

Deferred Tax liabilities include the following:

Year Ended December 31,                                                            1994                           1993
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (THOUSANDS OF DOLLARS)
Original issue discount............................................               $16,382                        $15,496
Other reserve items................................................                (1,073)                          (620)
Other items........................................................                  (748)                          (277)
                                                                                  -------                        -------
                                                                                  $14,561                        $14,599
                                                                                  =======                        =======

No deferred tax liability has been recognized for the federal income tax payable upon distribution of retained earnings of certain subsidiaries, $227,505,000 at December 31, 1994, since Financial does not anticipate a net tax obligation to be incurred on these earnings.


RETAINED EARNINGS AND CAPITAL SURPLUS

At December 31, 1994, Financial had a net capital contribution receivable from ITT amounting to $136,837,000. The receivable from ITT is included in Due from Affiliates on the balance sheet of Financial.

In December, 1993, Financial declared and accrued its fourth quarter dividend to ITT in the amount of $207,285,000. The dividend payable is included in Due to Affiliates on the December 31, 1993 balance sheet of Financial. The dividend was paid to ITT in 1994.

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

Under the most restrictive of Financial's term agreement provisions covering restricted payments, consolidated retained earnings and capital surplus at December 31, 1994 aggregating $1,131,123,000 were unrestricted as to the payment of dividends.

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

COMMITMENTS AND CONTINGENCIES

At December 31, 1994, Financial was obligated under long-term lease contracts, principally for office rental, furniture and fixtures and data processing equipment which expire on various dates. Minimum annual rental commitments under noncancellable operating and capital leases were as follows:

1995....................................................... $ 4,469,000
1996....................................................... $ 4,464,000
1997....................................................... $ 4,464,000
1998....................................................... $ 4,349,000
1999....................................................... $ 3,725,000
2000 and after............................................. $36,099,000

Rental expenses included in the statement of consolidated income for the years ended December 31, 1994, 1993 and 1992 were $2,647,000,
$1,199,000 and $798,000, respectively.

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

==========================================================================

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 1994 and 1993 are as follows:

                                                                    THREE MONTHS ENDED,
                          -------------------------------------------------------------------------------------------------------
                                                 1994                                                 1993
                          --------------------------------------------------    -------------------------------------------------
                            MAR. 31      JUNE 30     SEPT. 30      DEC. 31       Mar. 31      June 30      Sept. 30     Dec. 31
                          -------------------------------------------------    -------------------------------------------------
                                                                   (THOUSANDS OF DOLLARS)
Revenues................    $  4,099     $  4,838    $ 15,812     $ 11,718       $  2,639     $  6,149     $ 13,092     $    522
                            ========     ========    ========     ========       ========     ========     ========     ========
Expenses................    $118,764     $136,920    $132,043     $138,752       $153,107     $143,985     $129,999     $122,451
                            ========     ========    ========     ========       ========     ========     ========     ========

Net Loss from Continuing
 Operations.............    $(74,532)    $(85,854)   $(75,550)    $(82,572)      $(97,804)    $(89,594)    $(75,989)    $(79,254)
                            ========     ========    ========     ========       ========     ========     ========     ========
Net Income..............    $ 20,452     $ 30,793    $ 45,237     $ 62,074       $ 43,355     $ 57,108     $ 57,910     $ 38,485
                            ========     ========    ========     ========       ========     ========     ========     ========

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     ITT FINANCIAL CORPORATION

                                     by           TERENCE L. PAYNE
                                        ....................................
                                                 (Terence L. Payne)
                                        SENIOR VICE PRESIDENT AND CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER)

March 31, 1995

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

                   SIGNATURE                                                TITLE                                          DATE
                   ---------                                                -----                                          ----
                FRANK J. SCHULTZ                          Chairman of the Board, President,                               3/31/95
------------------------------------------------           Chief Executive Officer and Director
               (Frank J. Schultz)
         (PRINCIPAL EXECUTIVE OFFICER)

                DAVID K. ZWIENER                          Executive Vice President,                                       3/31/95
------------------------------------------------           Treasurer, Chief Financial
               (David K. Zwiener)                          Officer
         (PRINCIPAL FINANCIAL OFFICER)

                ROBERT A. BOWMAN                          Director                                                        3/31/95
------------------------------------------------
               (Robert A. Bowman)

                RALPH W. PAUSIG                           Director                                                        3/31/95
------------------------------------------------
               (Ralph W. Pausig)

                RICHARD S. WARD                           Director                                                        3/31/95
------------------------------------------------
               (Richard S. Ward)

                                    2-1

                                                 EXHIBIT INDEX

                                                                                                   INCORPORATED BY REFERENCE TO
                                                                                                   ----------------------------
EXHIBIT NO.                    TITLE                                                                 EXHIBIT/REGISTRATION NO.
-----------                    -----                                                                 ------------------------
  2    - Plan of acquisition, reorganization,                                                    Not Applicable
         arrangement, liquidation or succession

  3(i) - Restated Certificate of Incorporation                                                   Exhibit 3.1 to Registrant's Form
                                                                                                 8-K filed February 6, 1991 (File
                                                                                                 No. 1-7437)

  3(ii)- By-Laws                                                                                 Exhibit 3.2 to Registrant's Form
                                                                                                 8-K filed February 6, 1991 (File
                                                                                                 No. 1-7437)

  4    - Instruments defining the rights of security holders,                                    --
         including indentures<F*>

  9    - Voting trust agreement                                                                  None

 10    - Material contracts

         (a) Support Agreement dated April 28, 1994 with ITT Corporation                         Exhibit 10 to Registrant's Form
                                                                                                 8-K dated May 3, 1994 (File No.
                                                                                                 1-7437)

 11    - Statement re computation of per share earnings                                          Not Applicable

 12    - Statements re computation of ratios                                                     Filed herewith

 13    - Annual report to security holders, Form 10-Q or                                         Not Applicable
         quarterly report to security holders

 16    - Letter re change in certifying accountant                                               Not Applicable

 18    - Letter re changes in accounting principles                                              Not Applicable

 21    - Subsidiaries of the registrant<F**>                                                     --

 22    - Published report regarding matters submitted to                                         Not Applicable
         vote of security holders

 23    - Consents of experts and counsel                                                         Filed herewith
         Opinions and Consents of independent public accountants

 24    - Power of Attorney                                                                       None

 27    - Financial Data Schedule                                                                 Filed herewith

 28    - Information from reports furnished to state                                             Not required to be filed
         insurance regulatory authorities

 99    - Additional exhibits                                                                     None

-----

<F*> Instruments defining rights of holders of Financial's long-term debt
     (which are its only securities registered under Section 12 of the Securities and Exchange Act of 1934) are not referred to herein because the total amount of securities authorized under any such individual instrument does not exceed 10% of the total assets of Financial and its subsidiaries on a consolidated basis. Financial will furnish a copy of any such instrument to the Commission upon request.

<F**>Omitted pursuant to General Instruction J(2)(b) of Form 10-K.

                                    2-2